Form 10KSB
period 2004-12-31
Legend Investment CORP
filed 2005-04-01
CIK 1307901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

       ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                        COMMISSION FILE NUMBER: 000-50502

                            LEGEND INVESTMENT CORP.

              DELAWARE                               68-0526359
    (State of other jurisdiction of                   (I.R.S.
    incorporation or organization)          Employer Identification No.)


                              7400 Scio Church Road
                            Ann Arbor, Michigan 48103
                    (Address of principal executive offices)

                                 (734) 786-1461
                           (Issuer's telephone number)

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year (ended December 31, 2004): $

State the aggregate market value of voting stock held by non-affiliates: N/A State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,990,480 shares of common stock were outstanding as of March 1, 2005.

                             LEGEND INVESTMENT CORP.
             FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

              PART I                                                     Page
Item 1. .    .DESCRIPTION OF BUSINESS                                       2
Item 2. . . . DESCRIPTION OF PROPERTY                                       5
Item 3. . . . LEGAL PROCEEDINGS                                             5
Item 4. . . . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           5
  PART II
  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
Item 5. . . . AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES      5
Item 6. . . . MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     5
Item 7. . . . FINANCIAL STATEMENTS                                          6
  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
Item 8. . . . ACCOUNTING AND FINANCIAL DISCLOSURE                           6
Item 8A.. . . CONTROLS AND PROCEDURES                                       6
  PART III
Item 9. . . . DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            6
Item 10 . . . EXECUTIVE COMPENSATION                                        7
  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
Item 11 . . . MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    7
Item 12 . . . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                8
Item 13 . . . EXHIBITS, LIST AND REPORTS ON FORM 8-K                        8
Item 14 . . . PRINCIPAL ACCOUNTANT FEES AND SERVICES                        9
SIGNATURES                                                                  9
FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .                   F-1
EXHIBITS

                                     PART I
ITEM  1.     DESCRIPTION  OF  BUSINESS

                               GENERAL INFORMATION

Legend Investment Corp is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol LVCP.PK We were organized under the laws of Delaware on June 7, 2002.

Our primary business is to develop, produce, and market sports entertainment products, primarily in sports such as extreme fighting (a no-holds-barred combination of martial arts and wrestling), professional boxing, and mixed martial arts. We intend to plan, promote, manage, and coordinate professional combat sports events for live audiences and television broadcast.

Consistent with this new business plan, on November 9, 2004, we filed a Form N-54 with the Securities and Exchange Commission (SEC) indicating that we wish to be regulated as a business development company under the Investment Company Act of 1940. One reason for so doing is that our proposed operating model best approximates that of an investment company. As a business development company, were are required to have at least 70% of our assets in portfolio companies.

Additionally, our status as a business development company will allow us to raise the additional capital necessary to allow us to implement our new business plan, in that business development companies are permitted to issue in any 12-month period, without registration under the Securities Act of 1933, shares with an aggregate offering price of up to $5 million. Consequently, on November, 15 2004, we filed a Form 1-E under the Securities Act notifying the SEC of our intent to sell under this exemption up to $5,000,000 of our common stock.

Our business address is 7400 Scio Church Road, Ann Arbor, Michigan 48103 and our telephone number is (734) 786-1461.

                         BUSINESS DEVELOPMENT COMPANIES

A business development company is defined and regulated by the 1940 Act. A business development company must be organized in the United States for the purpose of investing in or lending to primarily private companies and making managerial assistance available to them.

As a business development company, we may not acquire any asset other than "qualifying assets" unless at the time we make the acquisition the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are as follows:

- securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

- securities received in exchange for or distributed with respect to such securities or on exercise of options, warrants or rights relating to such securities; and

- cash, cash items, government securities, or high-quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.


An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

- does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

- is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

-     meets  such  other  criteria  as  may  be  established  by  the  SEC.

To include certain securities described above as qualifying assets for the purpose of the 70% test, a business development company must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company or making loans to a portfolio company.

We are periodically examined by the SEC for compliance with the 1940 Act. As of the date of this filing we have not been examined by the SEC and have not been notified of a pending examination.

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person's office.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a "majority of the outstanding voting securities," as defined in the 1940 Act.

We have not elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986.

                                  RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS  RELATED  TO  OUR  BUSINESS

No market currently exists for our securities and we cannot assure you that such a market will ever develop.

There is currently no trading market for our securities. Consequently, holders of shares of our common stock may not be able to liquidate their investment in our shares, and shares of our common stock will not be readily acceptable as collateral for loans. We have applied with the NASD to have shares of our common stock quoted on the NASD's Over-the-Counter Bulletin Board, but we cannot be sure that the NASD will approve our application. Furthermore, even if a trading market in our shares is established, it may not be sustained, and it may not be sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in our company.

If our shares of common stock are actively traded on a public market, they will in all likelihood be penny stocks.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has net tangible assets of at least $2,000,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may be illiquid.

Peter Klamka controls our company and will continue to be able to do so in the future.

Peter Klamka currently owns share of our capital stock representing 91% of the voting power. Consequently, Mr. Klamka controls our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

Furthermore, Mr. Klamka, in his capacity as owner of all outstanding shares of our Series A convertible preferred stock, is entitled to appoint two members of our three-member board of directors. This effectively ensures that Mr. Klamka would retain control over our management and affairs even if our issuance of additional shares were to result in his owning less than a majority of our voting power. (In significant matters, our shareholders conceivably could act independently of our board.) As long as he holds a majority of the shares of our Series A convertible preferred stock, Mr. Klamka would retain his right to appoint a majority of our board, since (1) our bylaws specify that our board is to consist of no more than three members and (2) our certificate of incorporation provides that any amendment of any provision of our bylaws relating to the size of our board must be approved by a majority of the outstanding shares of common stock and Series A convertible preferred stock, voting together as a class and voting separately.

RISKS  RELATED  TO  OUR  OPERATION  AS  A  BUSINESS  DEVELOPMENT  COMPANY

Investing  in  private  companies  involves  a  high  degree  of  risk

If we develop a portfolio, it will consist primarily of investments in private companies. Investments in private businesses involve a high degree of business and financial risk and can result in substantial losses, and accordingly should be considered speculative. There is generally no publicly available information about the kinds of companies that we expect to invest in, and we would rely significantly on the diligence of our employees and agents in obtaining information in connection with our investment decisions.

Our  portfolio  of  investments  would  be  illiquid

The majority of the investments in our portfolio may be subject to restrictions on resale or otherwise have no established trading market. We would typically exit our investments when the portfolio company has a liquidity event such as a sale, recapitalization, or initial public offering of the company. The illiquidity of our investments may adversely affect our ability to dispose of debt and equity securities at times when it may be otherwise advantageous for us to liquidate such investments. In addition, if we were forced to immediately liquidate some or all of the investments in the portfolio, the proceeds of such a liquidation would be significantly less than the current value of such investments.

We  operate  in  a  competitive  market  for  investment  opportunities

     We compete for investments with a large number of investment banks, equity and non-equity based investment funds, and other sources of financing, including traditional financial services companies such as commercial banks. Many of our competitors have greater resources than we do. Increased competition would make it more difficult for us to purchase or originate investments at attractive prices. As a result of this competition, we may sometimes be precluded from making otherwise attractive investments.

We  may  change  our  investment  policies  without further shareholder approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our  investments  may  not  generate  sufficient  income to cover our operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM  2.     DESCRIPTION  OF  PROPERTY.

Legend  Investment  Corp  owns  no  property

ITEM  3.     LEGAL  PROCEEDINGS.

As of December 31, 2004 and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

No matters were submitted for shareholder approval during the fourth quarter of the fiscal year covered by this annual report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our stock is not listed for sale on any exchange or trading medium. We are seeking to have our common stock quoted on the NASD's OTC Bulletin Board. Until that happens, there will be no public market for our common stock.

As of March 31, 2005, there were 25 holders of record of our common stock, excluding beneficial holders whose stock is held in the name of broker-dealers or banks.

We have not paid any dividends on our common stock, and do not expect to do so in the near future. We do not currently have an equity compensation plan.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

This annual report on Form 10-KSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including without limitation those described in "Risk Factors," that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-KSB.

OVERVIEW

      Legend Investment Corp was incorporated under the name Revolution Fighting Inc in the State of Delaware in June 2002. Following its incorporation, Legend Investment entered into the live event , promotion, and sports entertainment business. To date, substantially all of Legends revenues have been generated from the promoting live events.

      During 2004, the Company did not hold any promotional events. Going forward, the Company expects to generate revenues and profits when applicable from promoting events and its investments companies that produce live events and other media and sports entertainment.

OPERATING  RESULTS  FOR  THE  TWELVE  MONTHS  ENDED  DECEMBER  31, 2004 AND 2003

      Revenues.      Our  revenues  during  2004  were  nil. This was due to our decision not to put and event on and convert into a business development company.

Operational Expenses. Our operational expenses during 2004 increase to $360,819 as compared to $127,451 in 2003. This increase reflects largely compensation charges and professional fees incurred during the period. The increase in fees was a result of professionals employed during 2004.

     Net  Income (Loss).       Our net loss during 2004 was $374,901 as compared
to $237,451 during 2003. The change was virtually nil as the Company entered the year restructuring.

   Changes  in  Balance  Sheet.       As  of  December  31, 2004, we had current
assets of $10,352 as compared to $0 at December 31, 2003, total assets of $10,352 at December 31, 2004 as compared to $0 at December 31, 2003, total liabilities of $822,297 as compared to $0 at December 31, 2003 and stockholders' equity (deficit) at December 31, 2004 of ($811,945) as compared to ($0) at December 31, 2003. The increase in assets, increase in liabilities and stockholders' (deficit) is the result of increased paid-in capital from the issuance of Series D preferred stock.

Liquidity, Capital Resources and Cash Requirements. We have historically financed our operations through the sale of stock and loans from an officer. In the immediate future, we intend to finance our operations and any growth via acquisitions by issuing shares of our common stock under the exemption from registration offered by Regulation E under the Securities Act. Because we are regulated as a business development company and have made the appropriate filings with the Securities and Exchange Commission, we qualify for this exemption. Because we have access to this source of financing, we feel that we have sufficient cash and capital resources available to operate and grow our business for the next 12 months.

Change  in  Number  of  Employees

Finances permitting, in 2005 we may consider hiring employees in the areas of marketing and sales.

ITEM  7.     FINANCIAL  STATEMENTS

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  8A.     CONTROLS  AND  PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

Subsequent to the date of his evaluation, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                    PART III

ITEM  9.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth the name, age and position with the Company of each officer and director of the Company as of the date of this report.


NAME . . . . . . . .  AGE   POSITION
Peter C. Klamka. . .   36   Chairman of the Board, Chief Executive Officer,
                            President, and Secretary
Dennis Brody . . . .   53   Director
James D. Tilton, Jr.   43   Director

BIOGRAPHICAL  INFORMATION

Peter Klamka, age 36, has been our president, chairman of the board, secretary, treasurer, chief financial officer, and chief executive officer since our company was formed. He has also been the president, chairman of the board and chief executive officer of Legend Mobile, Inc. (OTCBB:LGMB.OB) since it was formed in May 1997. Through its subsidiary Legend Credit, Inc., Legend Mobile develops and markets stored-value cards. Mr. Klamka has been active in creating, marketing and developing various licensed products. He has also bought and sold several businesses, including Sunset Interactive Network Inc., which was sold to American Sports History Inc. (OTCBB: AMSH), and General Display Devices Inc., which was sold to Daktronics Inc. (NASDAQ:DAKT). In 1994, Mr. Klamka founded Wilshire Fragrance and served as its chief executive officer. Mr. Klamka serves on the board of directors of Phoenix Interests, Inc. (PHXI.OB) and Sun Network Group (SNNW.OB). Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

James D. Tilton, Jr., age 44, has served as our director since October 2004. Mr. Tilton has more than ten years' experience in the securities industry. From 1995 to 1996, he was stockbroker at Morgan Keegan. From 1997 to 1999, he worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton has been involved in the financing of private and public small-growth companies. Mr. Tilton is president and director of Phoenix Interests, Inc. (PHXI.OB), a business development company active in the thoroughbred racing and online gaming sectors. Since January 1999, Mr. Tilton has also been TuneIn Media, Inc.'s chief executive officer and president. TuneIn Media, Inc. was an interactive media content provider and currently is a dormant company. Mr. Tilton has a B.A. in Political Science with an emphasis in accounting and business from the University of Louisville.

Dennis Brody, age 52, has served as our director since October 2004. In 1997, he founded Dennis Brody Management, a talent manager located in West Hollywood, California, and since then he has acted as its president. Mr. Brody manages and represents actors and writers in all areas of film, television, commercials, and new media. His clients include Pamela Anderson Lee, Jenny McCarthy, Carmen Electra, Cindy Margolis, Tracey Bregman Recht, Bob Keeshan (Captain Kangaroo), Katie Wager, Pat Finn, and Roger Clinton. From 1984 until 1993, he was a producer and manager at Brody/Kenner Enterprises, in Los Angeles, California, where he developed and produced feature film, television, and miniseries projects with HBO, Universal, Vestron, New World, Avenue Pictures, Epic, and others. From 1983 to 1984, he was director of creative affairs at Zupnik Curtis Enterprises, in Los Angeles, California, and from 1975 to 1982 he was a talent agent at the William Morris Agency, in Beverly Hills, California. He received a Bachelor of Arts in radio, film and television from California State University at Northridge, California.

Eric Joffe, age 26, has been our vice president since we were formed. Over the past five years, Mr. Joffe has been involved in a number of entrepreneurial pursuits, including a privately held services company that began operations in 1974. Additionally, Mr. Joffe was previously employed as technical support Customer service Rep by Creative Solutions Inc., a a provider of outsourced technical services. He is currently employed by Legend Mobile, Inc. (OTCBB:
LGMB) as general manager. Mr. Joffe has a Bachelor of Business Administration from Eastern Michigan University, with an emphasis in accounting.

None of our officers or directors has been involved in legal proceedings that impair their ability to perform their duties.

ITEM  10.     EXECUTIVE  COMPENSATION

As of December 31, 2004, we had not since inception paid a salary or any other compensation to any of our officers or directors. As and when our financial condition permits, we intend to pay Mr. Klamka and Mr. Joffe the following amounts as compensation for past services.

NAME               POSITION                           COMPENSATION
----               --------                           ------------

Peter  Klamka      President,  CEO,  Director         $250,000

Eric  Joffe        Vice  President                    $60,000

In 2002, 2003, and 2004 we did not pay Mr. Klamka a regular salary. Under his agreement with us, in 2002 we were required to pay him an annual salary of $175,000, respectively. We agreed to pay him an annual salary of $175,000 in 2003 and 2004 but did not do so. Mr. Klamka Signed a note for the balance due .

In 2002, 2003, and 2004 we did not pay Mr. Joffe a regular salary. Under his employment agreement with us, in 2002 we were required to pay him an annual salary of $30,000, respectively. We agreed to pay him an annual salary of $30,000 in 2003 and 2004 but did not do so. Mr Joffe Signed a note for the balance due .

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table states, as of March 31, 2005 the number and percentage of shares our common stock and preferred owned by each person owning at least 5% of our outstanding shares of common stock and Series A preferred stock, each officer and director owning stock, and all officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after November 4, 2004, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on the aggregate of 3,686,850 shares of common stock and 1,000,000 shares of Series A preferred stock outstanding as of March 31, 2005.




                                                    Number of Shares
Name and Address . . . . . . . . . . . . . . . . .  Beneficially Owned   Class of Stock  Percentage of Class
--------------------------------------------------  -------------------  --------------  --------------------
Richard Klamka
777 Eisenhower Pkwy
Suite 102
Ann Arbor, MI 48103. . . . . . . . . . . . . . . .             800,000   Common                           20%
--------------------------------------------------  -------------------  --------------  --------------------
Lisa Black
777 Eisenhower Pkwy
Suite 102
Ann Arbor, MI 48103. . . . . . . . . . . . . . . .             500,000   Common                         12.5%
--------------------------------------------------  -------------------  --------------  --------------------
Peter Klamka
777 Eisenhower Pkwy
Suite 102. . . . . . . . . . . . . . . . . . . . .         3,100,000(1)  Common                         52.6%
Ann Arbor, MI 48103. . . . . . . . . . . . . . . .           1,000,000   Preferred                       100%
--------------------------------------------------  -------------------  --------------  --------------------
                                                           3,100,000(1)  Common                         52.6%
All directors and officers as a group (one person)           1,000,000   Preferred                       100%
--------------------------------------------------  -------------------  --------------  --------------------

(1)     Includes 1,000,000 shares of our Series A preferred stock, each convertible at any time at the option of  the  holder  into  one  share  of  common  stock.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

There are no relationships, transactions, or proposed transactions to which we were or are to be a party in which any of our officers or directors had or are to have a direct or indirect material interest, except that Peter Klamka has provided us with $521,724 of financing to since we were formed. As of December 31, 2004, Mr. Klamka provided $218,362 in advances to fund our operations. These advances, which are evidenced by a promissory note, do not accrue interest and are payable on the demand of Mr. Klamka.

Peter Klamka is a director of Phoenix Interests, Inc. The president of Phoenix Interests is James D. Tilton, Jr., a member of our board of directors.

ITEM  13.     EXHIBITS,  LIST  AND  REPORTS  ON  FORM  8-K

(a) The following exhibits are filed as a part of, or incorporated by reference into, this report.

No.     Description
--      -----------
3.1 Articles of incorporation of the registrant (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on November 11, 2004).

3.2 Bylaws (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on November 11,
2004).

14.1     Code  of  ethics  (filed  herewith)

31.1 Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)     Reports  on  Form  8-K

None.

ITEM  14.     PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2003 by our principal accountants, E. Randall Gruber, CPA PC , are as follows:




                                                 FOR THE YEARS ENDED
                                                 DECEMBER 31,

                                                     2004           2003

Audit Fees. . . . . . . . . . . . . . . . . . .  $  2,500          $    0
Audit-Related Fees. . . . . . . . . . . . . . .  $                 $
Tax Fees. . . . . . . . . . . . . . . . . . . .  $      -          $
Other Fees. . . . . . . . . . . . . . . . . . .  $      -          $    -

The audit-related fees relate to review services performed by our accountant; the tax fees relate to preparation of our tax returns by our accountant.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by the audit committee to assure that those services do not impair the accountants' independence. We do not have an audit committee, so our board of directors reviews and approves audit and permissible non-audit services performed by E. Randall Gruber, CPA PC., as well as the fees they charge for performing those services

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LEGEND  INVESTMENT  CORP.

Date:     April  01,  2005                    By:     /s/Peter  Klamka
                                                      ----------------
                                                      Peter  Klamka,  President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:     April  01,  2005           By:     /s/Peter  Klamka
                                             ----------------
                                             Peter  Klamka,  President

Date:     April  01,  2005           By:     /s/  James  D. Tilton, Jr.
                                             --------------------------
                                                  James D. Tilton, Jr., Director

Date:     April  01,  2005           By:     /s/  Dennis  Brody
                                             ------------------
                                             Dennis  Brody,  Director

                             LEGEND INVESTMENT CORP
                      (FORMERLY REVOLUTION FIGHTING, INC.)
                              FINANCIAL STATEMENTS
                      YEAR ENDED DECEMBER 31, 2004 AND 2003


                                    CONTENTS

                                                                          Page
                                                                          ----

INDEPENDENT  AUDITORS'  REPORT:
     Report  on  Audited  Financial  Statements                            F-1

FINANCIAL  STATEMENTS:
     Balance  Sheet  as  of  December  31,  2004                           F-2
     Statements  of  Operations  for  the  years  ended
          December  31,  2004  and  2003                                   F-3
     Statement  of  Stockholders'  Deficit  for  the  years  ended
          December  31,  2004  and  2003                                   F-4
     Statements  of  Cash  Flows  for  the  years  ended
          December  31,  2004  and  2003                                   F-5
     Notes  to  Financial  Statements                                      F-6


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To  the  Stockholders
Legend  Investment  Corp
Ann  Arbor,  Michigan

We have audited the accompanying balance sheet of Legend Investment Corp (formerly Revolution Fighting, Inc.)as of December 31, 2004 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Investment Corporation as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant net losses since its inception, has no current source of material revenue and has a working capital deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty,


E.  Randall  Gruber,  CPA,  PC
Certified  Public  Accountant

St.  Louis,  Missouri
March  31,  2005


The CPA Never Underestimate the Value

                     Member:  American Institute of Certified Public Accountants
                     Registered:  Public Company Accounting Oversight Board


                             LEGEND INVESTMENT CORP
                      (FORMERLY REVOLUTION FIGHTING, INC.)
                                  BALANCE SHEET


                                                                 DECEMBER
                                                                 31, 2004
                                                          ----------------

                         ASSETS

CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $           214
  Due from related parties . . . . . . . . . . . . . . .           10,138

                                                          ----------------
TOTAL CURRENT ASSETS . . . . . . . . . . . . . . . . . .  $        10,352
                                                          ================


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Notes payable (including $350,000 to related party). .          410,000
  Accounts payable . . . . . . . . . . . . . . . . . . .           50,069
  Accrued interest . . . . . . . . . . . . . . . . . . .           13,682
  Due to related party . . . . . . . . . . . . . . . . .          348,546

                                                          ----------------
TOTAL CURRENT LIABILITIES. . . . . . . . . . . . . . . .          822,297
                                                          ----------------

COMMITMENTS AND CONTINGENCIES. . . . . . . . . . . . . .                -

STOCKHOLDERS' DEFICIT
  Preferred Stock, $0.001 par value; 5,000,000 shares
    authorized; 0 shares issued and outstanding. . . . .                -
  Common stock; $0.01 par value; 10,000,000 shares
    authorized; 4,431,850 shares issued and outstanding.           44,319
  Additional paid-in capital . . . . . . . . . . . . . .          198,031
  Accumulated deficit. . . . . . . . . . . . . . . . . .       (1,054,295)

                                                          ----------------
TOTAL STOCKHOLDERS' DEFICIT. . . . . . . . . . . . . . .         (811,945)
                                                          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT. . . . . . .  $        10,352
                                                          ================


                                 LEGEND INVESTMENT CORP
                           (FORMERLY REVOLUTION FIGHTING, INC.)
                                 STATEMENTS OF OPERATIONS




                                                         YEAR                      YEAR
                                                         ENDED                     ENDED
                                                        DECEMBER                  DECEMBER
                                                        31, 2004                 31, 2003
                                         ------------------------  -----------------------


REVENUE . . . . . . . . . . . . . . . .  $                     -   $                    -

COST OF REVENUE . . . . . . . . . . . .                        -                        -

                                         ------------------------  -----------------------
GROSS PROFIT (LOSS) . . . . . . . . . .                        -                        -
                                         ------------------------  -----------------------

EXPENSES:
  Selling, general and administrative .                  360,819                  127,451
  Legal settlement. . . . . . . . . . .                        -                  110,000

                                         ------------------------  -----------------------
TOTAL EXPENSES. . . . . . . . . . . . .                  360,819                  237,451
                                         ------------------------  -----------------------

LOSS FROM OPERATIONS. . . . . . . . . .                 (360,819)                (237,451)

OTHER INCOME (EXPENSE):
  Interest expense. . . . . . . . . . .                  (13,682)                       -

                                         ------------------------  -----------------------
TOTAL OTHER INCOME (EXPENSE). . . . . .                  (13,682)                       -
                                         ------------------------  -----------------------

LOSS BEFORE PROVISION FOR INCOME TAXES.                 (374,501)                (237,451)

PROVISION FOR INCOME TAXES. . . . . . .                        -                        -
                                         ------------------------  -----------------------

NET LOSS. . . . . . . . . . . . . . . .                 (374,501)                (237,451)
                                         ========================  =======================

BASIC AND DILUTED LOSS PER
  COMMON SHARE. . . . . . . . . . . . .                   (0.10)                    (0.06)
                                         ========================  =======================

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING -
  BASIC AND DILUTED . . . . . . . . . .                3,933,243                3,686,850
                                         ========================  =======================



                                 LEGEND INVESTMENT CORP
                           (FORMERLY REVOLUTION FIGHTING, INC.)
                            STATEMENT OF STOCKHOLDERS' DEFICIT

                      FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2004


                            ADDITIONAL
                            COMMON STOCK   PAID-IN    ACCUMULATED
                            -------------
                            SHARES         AMOUNT     CAPITAL       DEFICIT      TOTAL
                            -------------  ---------  ------------  -----------  ---------


BALANCE, DECEMBER 31, 2002     3,686,850    $36,869      $147,981    $(442,343) $(257,493)

Net loss . . . . . . . . .      (237,451)  (237,451)

BALANCE, DECEMBER 31, 2003     3,686,850     36,869       147,981     (679,794)  (494,944)

Shares issued for services       565,000      5,650        50,850       56,500
Shares issued for cash . .       180,000      1,800          (800)       1,000
Net loss . . . . . . . . .      (374,501)  (374,501)

BALANCE, DECEMBER 31, 2004     4,431,850    $44,319      $198,031  $(1,054,295) $(811,945)
                            =============  =========  ============  ===========  =========


                                   LEGEND INVESTMENT CORP
                           (FORMERLY REVOLUTION FIGHTING, INC.)
                                 STATEMENTS OF CASH FLOWS


                                                           YEAR                   YEAR
                                                           ENDED                  ENDED
                                                          DECEMBER               DECEMBER
                                                          31, 2004               31, 2003
                                                -------------------  ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . .  $         (374,501)  $           (237,451)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
      Issuance of common stock for services. .              56,500                      -
      Notes payable issued for salaries. . . .             260,000                      -
  Changes in operating assets and liabilities:
    Prepaid expenses . . . . . . . . . . . . .               2,558                 (2,558)
    Accounts payable . . . . . . . . . . . . .              29,729                 20,340
    Accrued legal judgment . . . . . . . . . .            (110,000)               110,000
    Accrued salary . . . . . . . . . . . . . .                   -                100,000
    Accrued interest . . . . . . . . . . . . .              13,682

Net cash used in operating activities. . . . .            (122,032)                (9,669)
                                                -------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Advances to related parties. . . . . . . . .              (8,938)                (1,200)

Net cash provided by financing activities. . .              (8,938)                (1,200)
                                                -------------------  ---------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party, net . . . . . .             130,184                  7,292
  Proceeds from the sale of common stock . . .               1,000                      -

Net cash provided by financing activities. . .             131,184                  7,292
                                                -------------------  ---------------------

INCREASE (DECREASE) IN CASH. . . . . . . . . .                 214                 (3,577)

CASH, Beginning of year. . . . . . . . . . . .                   -                  3,577
                                                -------------------  ---------------------

CASH, End of year. . . . . . . . . . . . . . .  $              214   $                  -
                                                ===================  =====================

SUPPLEMENTAL DISCLOSURES
OF CASH FLOWS INFORMATION:

  Interest paid. . . . . . . . . . . . . . . .  $                -   $                  -
                                                ===================  =====================
  Income taxes paid. . . . . . . . . . . . . .  $                -   $                  -
                                                ===================  =====================


                             LEGEND INVESTMENT CORP
                      (FORMERLY REVOLUTION FIGHTING, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization  and  Line  of  Business
     -------------------------------------

     Legend Investment Corporation ("Legend" or the "Company") was incorporated in the state of Delaware on June 7, 2002 under the name of Revolution
     Fighting Inc. On January 5, 2005, the Company changed its name to Legend Investment Corporation. The Company is a sports entertainment company. The Company stages professional sporting events, including extreme fighting and professional boxing. The Company outsources all production, logistics, and broadcast functions. On December 17, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company's common stock.

     Basis  of  Presentation
     -----------------------

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2004 of 374,501 and at December 31, 2004, had an accumulated deficit of $1,054,295 and a working capital deficit of $812,159. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     Because the Company is regulated as a business development company, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock permitted under the exemption from registration offered by Regulation E of the Securities Act.

     Stock  Based  Compensation
     --------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

     Use  of  Estimates
     ------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. As of December 31, 2004, the Company used estimates in determining the common stock issued for services. Actual results could differ from these estimates.

     Fair  Value  of  Financial  Instruments
     ---------------------------------------

     For certain of the Company's financial instruments, including cash and cash equivalents, prepaid expenses, other current assets, accounts payable, accrued legal judgment and due to related party, the carrying amounts approximate fair value due to their short maturities.


     Cash  and  Cash  Equivalents
     ----------------------------

     For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.


     Concentration  of  Credit  Risk
     -------------------------------

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.


     Revenue  Recognition
     --------------------

     The Company generates revenue from the staging of professional sporting events. The Company recognizes revenue at the time the event takes place.

     Impairment  of  Long-Lived  Assets
     ----------------------------------

     SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.


     Income  Taxes
     -------------

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


     Earnings  (Loss)  Per  Share
     ----------------------------

     The Company reports earnings (loss) per share in accordance with SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of December 31, 2004 and 2003.

     Comprehensive  Loss
     -------------------

     SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the years ended December 31, 2004 and 2003, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders' deficit the change in comprehensive loss.


     Recently  Issued  Accounting  Pronouncements
     --------------------------------------------

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (an interpretation of Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements). Interpretation 46 addresses consolidation by business enterprises of entities to which the usual condition of consolidation described in ARB-51 does not apply. The Interpretation changes the criteria by which one company includes another entity in its consolidated financial statements. The general requirement to consolidate under ARB-51 is based on the presumption that an enterprise's financial statement should include all of the entities in which it has a controlling financial interest (i.e., majority voting interest). Interpretation 46 requires a variable interest entity to be consolidated by a company that does not have a majority voting interest, but nevertheless, is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. In December 2003, the FASB concluded to revise certain elements of FIN 46, primarily to clarify the required accounting for interests in variable interest entities. FIN-46R replaces FIN-46, that was issued in January 2003. FIN-46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN-46 as of December 24, 2003. In certain situations, entities have the option of applying or continuing to apply FIN-46 for a short period of time before applying FIN-46R. In general, for all entities that were previously considered special purpose entities, FIN 46 should be applied for registrants who file under Regulation SX in periods ending after March 31, 2004, and for registrants who file under Regulation SB, in periods ending after December 15, 2004. The Company does not expect the adoption to have a material impact on the Company's financial position or results of operations.

     During April 2003, the FASB issued SFAS 149 - "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after September 30, 2003. In addition, except as stated below, all provisions of this Statement should be applied prospectively. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, paragraphs 7(a) and 23(a), which relate to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to both existing contracts and new contracts entered into after September 30, 2003. The adoption of this statement had no impact on the Company's financial statements.

     During May 2003, the FASB issued SFAS 150 - "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for public entities at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The adoption of this statement had no impact on the Company's financial statements.

     In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which replaces the previously issued Statement. The revised Statement increases the existing disclosures for defined benefit pension plans and other defined benefit postretirement plans. However, it does not change the measurement or recognition of those plans as required under SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Specifically, the revised Statement requires companies to provide additional disclosures about pension plan assets, benefit obligations, cash flows, and benefit costs of defined benefit pension plans and other defined benefit postretirement plans. Also, companies are required to provide a breakdown of plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and target allocation percentages for these asset categories. The Company has implemented this pronouncement and has concluded that the adoption has no material impact to the financial statements.

     In December 2003, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition." SAB 104 supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not impact the financial statements.

     In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

     In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4 (" SFAS No. 151". The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67" ("SFAS 152") SFAS 152 amends SFAS No. 66, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". SFAS 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some nonmonetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

     In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE  2  -  NOTES  PAYABLE  (INCLUDING  RELATED  PARTY)

     As of December 31, 2004, the Company has two notes payable in the amounts of $350,000 and $60,000 that are payable to the Company's majority stockholder, Mr. Peter Klamka and an employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation.


NOTE  3  -  ACCRUED  LEGAL  JUDGMENT

     In January 2004, the Company entered into a settlement agreement with the plaintiff whereby the Company agreed to pay the plaintiff $110,000 as follows:

        January  19,  2004     $     30,000
        January  31,  2004           30,000
        April  30,  2004             25,000
        July  30,  2004              25,000
                               ------------
                               $    110,000
                               ============

     All  of  the  above  payments  were  made  as  scheduled.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS

     Due from related party at December 31, 2004 of $10,138 is amounts due from two companies that are controlled by the Company majority stockholder, Mr. Peter Klamka. These advances are non-interest bearing and the Company can demand payment at any time.

     Due to related party at December 31, 2004 of $348,546 is advances made to the Company from its majority stockholder, Mr. Peter Klamka, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand.

NOTE  5  -  STOCKHOLDERS'  DEFICIT

     During the year ended December 31, 2004, the Company issued 180,000 shares of common stock to an investor for $1,000 and issued 565,000 shares of common stock to consultants for services rendered valued at $56,500. The value of the common stock issued was based on the most recent price of the Company's common stock issued in a private placement transaction.


NOTE  6  -  INCOME  TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 are as follows:

       Deferred  tax  assets:
          Federal  net  operating  loss                    $     143,648
          State  net  operating  loss                             31,801
          Accrued  salary                                        164,000
          Equity  instruments  issued  for  compensation          76,000
                                                           -------------

       Total  deferred  tax  assets                              415,449
          Less  valuation  allowance                           (415,449)
                                                           -------------
                                                           $          --
                                                           =============

     At December 31, 2004, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $422,000 and $454,000, respectively. Federal NOLs could, if unused, expire in varying amounts in the years 2017 through 2019. State NOLs, if unused, could expire in varying amounts from 2012 through 2019.

     The valuation allowance increased by $147,000 during the year ended December 31, 2004. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2004 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

     The reconciliation of the effective income tax rate to the federal statutory rate for the years ended December 31, 2004 and 2003 is as follows:


                                                      2004               2003
                                                      ----               ----

     Federal  income  tax  rate                       (34%)             (34%)
     State  tax,  net  of  federal  benefit            (5%)              (5%)
     Accrual  for  legal  settlement                  (12%)              19%
     Accrual  for  unpaid  salaries                    28%               17%
     Equity  instruments  issued  for  compensation     6%                 -
     Increase  in  valuation  allowance                17%                3%
                                                     -----             -----

     Effective  income  tax  rate                       0%                0%
                                                     =====             =====


