Form 10QSB
period 2005-03-31
Legend Investment CORP
filed 2005-06-29
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005, Commission File Number 000-50502

LEGEND INVESTMENT CORPORATION

---------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Delaware     68-0526359

------------------------     -----------------------------------

(State of Incorporation)   I.R.S. Employer Identification

Number)

3600 Green Court, Ste 110, Ann Arbor MI 48105

----------------------------------------------------

(address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (734) 622-0542

7400 Scio Church Road, Ann Arbor, MI 48103

----------------------------------------------------------------

(Former name, address or fiscal year if changed since last

report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x  No

----------  ----------

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of the date of this report, follow:

4,666,850

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

LEGEND INVESTMENT CORPORATION.

UNAUDITED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2005

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Balance Sheet

March	December
31, 2005	31, 2004
(Audited)
ASSETS

CURRENT ASSETS:
Cash	977	$ 214
Due from related parties	36,731	10,138

TOTAL CURRENT ASSETS	$ 37,708	$ 10,352

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$ 475,000	$ 410,000
Accounts payable	52,221	50,069
Accrued interest	36,723	13,682
Due to related party	348,546	348,546
Due	To Third party	21,468	-
TOTAL CURRENT LIABILITIES	933,958	822,297

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 shares
authorized; 1,000,000 Series A shares issued and outstanding	1,000	-
Common stock; $0.01 par value; 1,000,000,000 shares
authorized;4,666,850( December 31, 2004 - 4,431,850) shares	46,669	44,319
issued and outstanding
Additional paid-in capital	210,606	198,031
Accumulated deficit	(1,154,525)	(1,054,295)

TOTAL STOCKHOLDERS' DEFICIT	(896,250)	(811,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 37,708	$ 10,352

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Operations (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2005	31, 2004

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT (LOSS)	-	-

EXPENSES:
Selling, general and administrative	76,779	-
Legal settlement	-	-

TOTAL EXPENSES	76,779	-

LOSS FROM OPERATIONS	(76,779)	-

OTHER INCOME (EXPENSE):
Interest expense	(23,451)	-

TOTAL OTHER INCOME (EXPENSE)	(23,451)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(100,230)	-

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(100,230)	$-

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.02)	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	4,565,017	3,686,850

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statement of Stockholders' Deficit

From December 31, 2002 to March 31, 2005

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	3,686,850	$36,869	$147,981	$(442,343)	$(257,493)

Net loss	-	-	-	(237,451)	(237,451)

Balance, December 31, 2003	3,686,850	36,869	147,981	(679,794)	(494,944)

Shares issued for services	565,000	5,650	50,850	-	56,500
Shares issued for cash	180,000	1,800	(800)	-	1,000
Net loss	-	-	-	(374,501)	(374,501)

Balance, December 31, 2004	4,431,850	44,319	198,031	(1,054,295)	(811,945)

Shares issued for cash	235,000	2,350	13,575	-	15,925

Series A Preferred shares issued
- adjustment re issuance in 2004			(1,000)		(1,000)

Net loss	-	-	-	(100,230)	(100,230)

Balance, March 31, 2005	4,666,850	$46,669	$210,606	$(1,154,525)	$(897,250)

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Cash Flows (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2005	31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,230)	$-
Adjustment to reconcile net loss to net cash
used in operating activities:
Notes payable issued for salaries	65,000	-
Changes in operating assets and liabilities:
Accounts payable	2,152	-
Accrued legal judgment	-	(60,000)
Accrued interest	23,041

Net cash used in operating activities	(10,037)	(60,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related parties	(26,593)	-

Net cash used in investing activities	(26,593)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party, net	-	60,000
Proceeds from the sale of common stock	15,925	-
Advances from a third party	21,468	-
Net cash provided by financing activities	37,393	60,000

INCREASE (DECREASE) IN CASH	763	-

CASH, Beginning of year	214	-

CASH, End of year	$977	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$23,451	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

Legend Investment Corporation (“Legend” or the “Company”) was incorporated in the state of Delaware on June 7, 2002 under the name of Revolution Fighting, Inc. On January 5, 2005, the Company changed its name to Legend Investment Corporation. The Company initially was a sports entertainment company. The Company staged professional sporting events, including extreme fighting and professional boxing. The Company outsourced all production, logistics, and broadcast functions. On December 17, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for three months ended March 31, 2005 of $100,230 and at March 31, 2005, had an accumulated deficit of $1,154,525 and a working capital deficit of $896,251. In addition, the Company generates minimal revenue from its operations. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

Basis of Presentation(continued)

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results for the full fiscal year ended December 31, 2005.

Because the Company is regulated as a business development company, the Company believes that is has access to sufficient cash and capital resources to operate and grow its business for the next 12 months. Specifically, the Company intends to sell common stock permitted under the exemption from registration offered by Regulation E of the Securities Act.

Stock Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees. For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant. For stock-based awards the value is based on the market value for the stock on the date of grant and if the stock has restrictions as to transferability a discount is provided for lack of tradability. Stock option awards are valued using the Black-Scholes option-pricing model.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, other current assets, accounts payable, accrued interest and due to related party, the carrying amounts approximate fair value due to their short maturities.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company defines cash equivalents as all highly liquid debt instruments purchased with a maturity of three months or less, plus all certificates of deposit.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Revenue Recognition

The Company generates revenue from the staging of professional sporting events. The Company recognizes revenue at the time the event takes place.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 also establishes a “primary-asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. The Company has no impairment issues to disclose.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of March 31, 2005 and March 31, 2004.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the three months ended March 31, 2005 and 2004, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders’ deficit the change in comprehensive loss.

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (FIN No. 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN No. 46R replaces FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, which was issued in January 2003. Companies are required to apply FIN No. 46R to variable interests in variable interest entities (“VIE’s”) created after December 31, 2003. For variable interest in VIE’s created before January 1, 2004, the Interpretation is applied beginning January 1, 2005. For any Vies that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The Company does not have any interest in any VIE.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

 position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4 (“ SFAS No. 151”. The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.152, “Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67” (“SFAS 152”) SFAS 152 amends SFAS No. 66, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SFAS 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. SFAS 152 is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

In December 2004, the FASB issued SFAS No.153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions.” The amendments made by SFAS 153 are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for non-monetary exchanges of similar productive assets and replace it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. That exception required that some non-monetary exchanges, although commercially substantive, to be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes SFAS No.153 produces financial reporting that more faithfully represents the economics of the transactions. SFAS No.153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for non-monetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS No.153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123I”). SFAS 123I will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123I covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123I replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2005

(UNAUDITED)

(other than those filing as small business issuers) will be required to apply SFAS 123I as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123I, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

Note 2 – Notes Payable (Including Related Party)

As of March 31, 2005, the Company has issued two notes payable in the amounts of $400,000 (2004 - $150,000) and $75,000 (2004 - $0) that are payable to the Company’s majority stockholder, Mr. Peter Klamka, and an employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation. For the three months ended March 31, 2005 these notes have increased by $50,000 and $15,000 respectively on account of additional accrued salaries for this current three month period.

Note 3 – Related Party Transactions

A total of $36,731 is due from three companies that are controlled by the Company’s majority stockholder, Mr. Peter Klamka. These advances are non-interest bearing and the Company can demand payment at any time.

Due to related party at March 31, 2005, are advances in the aggregate amount of $348,546 made to the Company by its majority stockholder, Mr. Peter Klamka, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand.

Note 4 – Stockholders’ Deficit

During the three months ended March 31, 2005, the Company issued 235,000 shares of common stock to investors for $15,925. The value of the common stock issued was based on the most recent price of the Company’s common stock issued in a private placement transaction.

In November 2004 the Company issued 1,000,000 Series A convertible preferred shares to Mr. Klamka in consideration for services rendered, including advancing monies to the Company from time to time.

Item 2.

Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

This quarterly report on Form 10-QSB and the information incorporated by reference may include "forward-looking statements" within the meaning of Section 27(a) of the Securities Act and section 21(e) of the Exchange Act. We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including without limitation those described in “Risk Factors,” that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Operating Results for the Three Months Ended March 31, 2005 and 2004

Revenues. Our revenues for the three months ended  were nil. This was due to our decision not to put and event on and convert into a business development company.

Operational Expenses. Our operational expenses during the three months ended March 31, 2005 increased to $76,779 as compared to $0 for the three months ended March 31, 2004. This increase reflects largely compensation charges and professional fees incurred during the period. The increase in fees was a result of professionals employed during 2004.

Net Income (Loss). Our net loss during the three months ended March 31, 2005  was $100,230 as compared to $0 during the three months ended March 31, 2004. The change was because there was not business in the first quarter of 2004 as the Company entered into restructuring.

Changes in Balance Sheet. As of March 31, 2005, we had current assets of $36,731 as compared to $3,758 at March 31, 2004, total assets of $37,708 at March 31, 2005 as compared to $3,758 at March 31, 2004, total liabilities of $933,959 as compared to $489,702 at March 31, 2004 and stockholders' equity (deficit) at March 31, 2005 of ($896,251) as compared to ($494,944) at March 31, 2004. The increase in assets, increase in liabilities and stockholders' (deficit) is the result of increased paid-in capital from the issuance of additional common stock and Series A preferred stock.

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

Our primary business has been developing, producing, and marketing sports entertainment products, primarily in sports such as extreme fighting (a no-holds-barred combination of martial arts and wrestling), professional boxing, and mixed martial arts. We intend to plan, promote, manage, and coordinate professional combat sports events for live audiences and television broadcast.

We also propose to make strategic investments in start-up, development-stage, and, in certain circumstances, distressed companies in the combat-sports sector, and in sports and entertainment companies more generally. Consistent with this new business plan, on November 9, 2004, we filed a Form N-54 with the Securities and Exchange Commission (SEC) indicating that we wish to be regulated as a business development company under the Investment Company Act of 1940. One reason for so doing is that our proposed operating model best approximates that of an investment company. As a business development company, were are required to have at least 70% of our assets in portfolio companies.

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

As a business development company, we may not acquire any asset other than “qualifying assets” unless at the time we make the acquisition the value of our qualifying assets represent at least 70% of the value of our total assets. The principal categories of qualifying assets relevant to our business are as follows:

•

securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company;

•

securities received in exchange for or distributed with respect to such securities or on exercise of options, warrants or rights relating to such securities; and

•

cash, cash items, government securities, or high-quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

An eligible portfolio company is generally a domestic company that is not an investment company (other than a small business investment company wholly owned by a business development company) and that:

•

does not have a class of securities registered on an exchange or a class of securities with respect to which a broker may extend margin credit;

•

is actively controlled by the business development company and has an affiliate of a business development company on its board of directors; or

•

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

As with other companies regulated by the 1940 Act, a business development company must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a business development company, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful malfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We may not change the nature of our business so as to cease to be, or withdraw our election as, a business development company unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act.

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

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. SEC regulations generally define a penny stock to be an equity security that has a market or exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has net tangible assets of at least $2,000,000, if that issuer has been in continuous operation for three years. Unless an exception is available, the regulations require delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, details of the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations and broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to effecting the transaction and must be given in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for securities that become subject to the penny stock rules. Since our securities are highly likely to be subject to the penny stock rules, should a public market ever develop, any market for our shares of common stock may be illiquid.

Peter Klamka controls our company and will continue to be able to do so in the future.

Peter Klamka currently owns share of our capital stock representing approximately 90% of the voting power. Consequently, Mr. Klamka controls our management and affairs and all matters requiring shareholder approval, including significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing our change in control and might affect the market price of our common stock.

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

Investing in private companies involves a high degree of risk.

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

Our portfolio of investments could be illiquid.

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

We may change our investment policies without further shareholder approval.

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

Item 3.

Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.

Defaults Upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

N/A

Item 5.

Other Information

N/A

Item 6.

Exhibits and Reports on Form 8-K

(a)

The following exhibits are filed as a part of this report.

No.

Description

3.1

Amended and restated certificate of incorporation of the registrant, as filed with the Delaware Secretary of State on November 3, 2004 (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on November 11, 2004).

3.2

Certificate of amendment of the certificate of incorporation of the registrant, as filed with the Delaware Secretary of State on January 7, 2005 (filed herewith).

3.3

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

(b)

Reports on Form 8-K

Filed on February 18, 2005 in connection with the issuance of unregistered common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND INVESTMENT CORPORATION

Date: June 22, 2005

/s/ Peter Klamka

Peter Klamka, President & CEO

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, certify that;

1. I have reviewed this quarterly report on Form 10-QSB of Legend Investment Corporation.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registration as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedure to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Peter Klamka

Peter Klamka

President & CEO

June 22, 2005

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Legend Investment Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Klamka, President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Klamka

Peter Klamka

President & CEO

June 22, 2005