Form 10QSB
period 2005-06-30
Legend Investment CORP
filed 2005-08-29
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005, Commission File Number 000-50502

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of August 25, 2005 is as follows:

4,638,480

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

LEGEND INVESTMENT CORPORATION.

UNAUDITED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2005

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Balance Sheet
(Unaudited)

	June	December
	30, 2005	31, 2004
		(Audited)
ASSETS

CURRENT ASSETS:
Cash	4,655	$ 214
Notes receivable	20,000	-
Investment - at cost	10,000	-
Due from related parties	48,876	10,138

TOTAL CURRENT ASSETS	$ 83,531	$ 10,352

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$ 540,000	$ 410,000
Accounts payable	52,520	50,069
Accrued interest	62,040	13,682
Loan payable	45,968	-
Due to related party	337,273	348,546

TOTAL CURRENT LIABILITIES	1,037,801	822,297

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 shares
authorized; 1,000,000 Class A shares issued and outstanding	1,000	-
Common stock; $0.01 par value; 10,000,000 shares
authorized;4,638,480( December 31, 2004 - 4,431,850) shares issued	46,385	44,319
and outstanding
Common shares issuable(550,000)	5,500	-
Additional paid-in capital	256,190	198,031
Accumulated deficit	(1,263,345)	(1,054,295)

TOTAL STOCKHOLDERS' DEFICIT	(954,270)	(811,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 83,531	$ 10,352

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Operations
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June	June
	30, 2005	30, 2004

REVENUE	$ -	$ -

COST OF REVENUE	-	-

GROSS PROFIT (LOSS)	-	-

EXPENSES:
Selling, general and administrative	159,754	3,783
Legal settlement	-	-

TOTAL EXPENSES	159,754	3,783

LOSS FROM OPERATIONS	(159,754)	(3,783)

OTHER INCOME (EXPENSE):
Interest expense	(49,296)	-

TOTAL OTHER INCOME (EXPENSE)	(49,296)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(209,050)	(3,783)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (209,050)	$ (3,783)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.05)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	4,384,530	3,686,850

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statement of Stockholders' Deficit

From December 31, 2002 to June 30, 2005
		(Unaudited)

					Additional
	Common Stock		Common Stock Issuable		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	3,686,850	$ 36,869	-	$ -	$ 147,981	$ (442,343)	$ (257,493)

Net loss	-	-	-	-	-	(237,451)	(237,451)

Balance, December 31, 2003	3,686,850	36,869			147,981	(679,794)	(494,944)

Shares issued for services	565,000	5,650	-	-	50,850	-	56,500
Shares issued for cash	180,000	1,800	-	-	(800)	-	1,000
Net loss	-	-	-	-	-	(374,501)	(374,501)

Balance, December 31, 2004	4,431,850	44,319	-	-	198,031	(1,054,295)	(811,945)

Shares issued for cash - February 2005	235,000	2,350	-	-	13,575	-	15,925
Shares issued for cash - April to June 2005	550,000	5,500	-	-	19,800	-	25,300
Shares returned to treasury	(500,000)	(5,000)	-	-	5,000	-	-
Common stock issuable	-	-	550,000	5,500	20,000	-	25,500
Correction of prior years' stock numbers	(78,370)	(784)	-	-	784	-	-
Correction re preferred stock issued in 2004	-	-	-	-	(1,000)	-	(1,000)
Net loss for the period	-	-	-	-	-	(209,050)	(209,050)

Balance, June 30, 2005	4,638,480	$ 46,385	550,000	$ 5,500	$ 256,190	$ (1,263,345)	$ (955,270)

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Cash Flows
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June	June
	30, 2005	31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (209,050)	$ (3,783)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-
Notes payable issued for salaries	130,000	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,558
Accounts payable	2,452	1,225
Accrued legal judgment	-	(85,000)
Accrued salary	-	-
Accrued interest	48,358	-

Net cash used in operating activities	(28,240)	(85,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(20,000)
Investment	(10,000)
Advances to related parties	(38,738)	-

Net cash provided by financing activities	(68,738)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances(to) from related party, net	(11,274)	85,000
Loan payable	45,968
Proceeds from the sale of common stock	66,725	-

Net cash provided by financing activities	101,419	85,000

INCREASE (DECREASE) IN CASH	4,441	-

CASH, Beginning of period	214	-

CASH, End of period	$ 4,655	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ 49,296	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

Legend Investment Corporation (“Legend” or the “Company”) was incorporated in the state of Delaware on June 7, 2002 under the name of Revolution Fighting, Inc. On January 5, 2005, the Company changed its name to Legend Investment Corporation. The Company initially was a sports entertainment company. The Company staged professional sporting events, including extreme fighting and professional boxing. The Company outsourced all production, logistics, and broadcast functions. On December 17, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock.  On July 1, 2005, the Company terminated the offering represented by the previously filed Form 1-E and filed a new Form 1-E.  The Company has not yet commenced any offering under the new Form 1-E.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for six months ended June 30, 2005 of $209,050 and at June 30, 2005, had an accumulated deficit of $1,263,345 and a working capital deficit of $958,925. In addition, the Company has not generated any revenue from its operations for these six months. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

Basis of Presentation(continued)

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results for the full fiscal year ended December 31, 2005.

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

SIX MONTHS ENDED JUNE 30, 2005

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

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of June 30, 2005 and June 30, 2004.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the six months ended June 30, 2005 and 2004, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders’ deficit the change in comprehensive loss.

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

SIX MONTHS ENDED JUNE 30, 2005

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

SIX MONTHS ENDED JUNE 30, 2005

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

SIX MONTHS ENDED JUNE 30, 2005

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

Note 2 – Notes Payable (Including Related Party)

As of June 30, 2005, the Company has issued two notes payable in the amounts of $450,000 (2004 - $150,000) and $90,000 (2004 - $25,000) that are payable to the Company’s majority stockholder, Mr. Peter Klamka, and an employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation. For the six months ended June 30, 2005 these notes have increased by $100,000 and 30,000 respectively on account of additional accrued salaries for this current six month period.

Note 3 – Related Party Transactions

A total of $48,876 is due from three companies that are controlled by the Company’s majority stockholder, Mr. Peter Klamka. These advances are non-interest bearing and the Company can demand payment at any time.

Due to related party at June 30, 2005, are advances in the aggregate amount of $337,273 made to the Company by its majority stockholder, Mr. Peter Klamka, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2005

(UNAUDITED)

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

During the three months ended June 30, 2005, the Company issued 550,000 shares of common stock to investors for $25,300. The value of the common stock issued was based on the most recent price of the Company’s common stock issued in a private placement transaction.

During the three months ended June 30, 2005, the Company received $25,500 in cash for a total of 550,000 shares to be issued after June 30, 2005.  The value of the common stock issued was based on the most recent price of the Company’s common stock issued in a private placement transaction.

Note 5 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with Victory Brand, LLC, a Michigan limited liability corporation to advance funds totaling $500,000 to Victory in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of June 30, 2005, the Company only advanced $10,000 to Victory.

On June 24, 2005 the Company advanced $10,000 to Info Tech for a period of 120 days.

Note 6 – Investment

On June 24, 2005 the Company invested $10,000 in QRS/HandMade Recordings Inc.  The agreement calls for a total commitment of $1,000,000 for all of the issued capital stock in HandMade, of which $300,000 is to funded by June 10, 2005.  The Company is presently in default of its obligations under this agreement.

PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Operating Results for the Three Months Ended June 30, 2005 and 2004

Revenues. Our revenues for the three months ended  were nil. This is  the result of our company changing its business over to be regulated as a business development company and as such we have not earned any income from this aspect of our business to date.

Operational Expenses. Our operational expenses during the three months ended June 30, 2005 increased by $82,975 to $159,754 as compared to $3,783 to $3,783 for the three months ended June 30, 2004. This increase reflects largely compensation charges and professional fees incurred during the period. The increase in fees was a result of professionals employed during 2005.

Net Income (Loss). Our net loss during the three months ended June 30, 2005  was $108,820 as compared to $3,783 during the three months ended June 30, 2004. The change was because there was basically little business carried on during the three months ended June 30, 2004 as the Company commenced its restructuring into a business development company in 2005.

Changes in Balance Sheet. As of June 30, 2005, we had current and total assets of $83,521 as compared to $10,332 at June 30, 2004,  total liabilities of $1,037,801 as compared to $822,297 at June 30, 2004 and stockholders' equity (deficit) at June 30, 2005 of ($954,270) as compared to ($811,945) at June 30, 2004. The increase in assets, increase in liabilities and stockholders' (deficit) is the result of increased paid-in capital from the issuance of additional common stock and Series A preferred stock.

Operating Results for the Six Months Ended June 30, 2005 and 2004

Revenues. Our revenues for the three months ended  were nil. This is  the result of our company changing its business over to be regulated as a business development company and as such we have not earned any income from this aspect of our business to date.

Operational Expenses. Our operational expenses during the six months ended June 30, 2005 increased to $ 159,754 as compared to $3.783 for the six months ended June 30, 2004. This increase reflects largely compensation charges and professional fees incurred during the period. The increase in fees was a result of professionals employed during 2005.

Net Income (Loss). Our net loss during the six months ended June 30, 2005  was $209,050 as compared to $3,783 during the six months ended June 30, 2004.  As indicated above, restructuring  commenced in 2005.

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

GENERAL INFORMATION

Legend is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol LVCP.PK We were organized under the laws of Delaware on June 7, 2002.

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

Additionally, our status as a business development company will allow us to raise the additional capital necessary to allow us to implement our new business plan, in that business development companies are permitted to issue in any 12-month period, without registration under the Securities Act of 1933, shares with an aggregate offering price of up to $5 million. Consequently, on November, 15 2004, we filed a Form 1-E under the Securities Act notifying the SEC of our intent to sell under this exemption up to $5,000,000 of our common stock.  On July 1, 2005, we terminated the offering represented by the previously filed Form 1-E and filed a new Form 1-E.  We have not yet commenced any offering under the new Form 1-E.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is not a party to any legal proceedings.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Between February 9, 2005, and May 9, 2005, we issued 785,000 shares of our common stock for aggregate cash consideration of $41,300. Those sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder

Item 3.

Defaults Upon Senior Securities

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

   None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND INVESTMENT CORPORATION

Date: August 26, 2005

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

August 26, 2005

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Legend Investment Corporation, a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending June 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Klamka, President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Klamka

Peter Klamka

President & CEO

August 26, 2005