Form 10-Q
period 2005-09-30
Legend Investment CORP
filed 2005-12-14
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005, Commission File Number 000-50502

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes x  No

----------  ----------

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).          Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).               Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of September 30, 2005 is as follows:

4,678,480

CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. This Quarterly Report on Form 10-Q contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of Tarrant's forward-looking statements and such statements and discussions are incorporated herein by reference. Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

LEGEND INVESTMENT CORPORATION.

UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2005

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Balance Sheet
(Unaudited)

	September	December
	30, 2005	31, 2004
		(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 4,331	$ 214
Notes receivable	20,000	-
Investments - at cost	40,000	-
Due from related parties	61,854	10,138

TOTAL CURRENT ASSETS	$ 126,185	$ 10,352

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$ 605,000	$ 410,000
Accounts payable	54,031	50,069
Accrued interest	103,282	13,682
Loan payable	52,008	-
Due to related party	337,273	348,546

TOTAL CURRENT LIABILITIES	1,151,594	822,297

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 shares
authorized; 1,000,000 Class A shares issued and outstanding	1,000	-
Common stock; $0.01 par value; 10,000,000 shares
authorized;4,678,480( December 31, 2004 - 4,431,850) shares issued	46,785	44,319
and outstanding
Common shares issuable(550,000)	5,500	-
Additional paid-in capital	295,790	198,031
Accumulated deficit	(1,374,484)	(1,054,295)

TOTAL STOCKHOLDERS' DEFICIT	(1,025,409)	(811,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 126,185	$ 10,352

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Operations
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2005	30, 2004

REVENUE	$ -	$ -

COST OF REVENUE	-	-

GROSS PROFIT (LOSS)	-	-

EXPENSES:
Selling, general and administrative	230,589	63,312
Legal settlement	-	-

TOTAL EXPENSES	230,589	63,312

LOSS FROM OPERATIONS	(230,589)	(63,312)

OTHER INCOME (EXPENSE):
Interest expense	(89,600)	-

TOTAL OTHER INCOME (EXPENSE)	(89,600)	-

LOSS BEFORE PROVISION FOR INCOME TAXES	(320,189)	(63,312)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (320,189)	$ (63,312)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.07)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	4,376,337	3,815,715

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statement of Stockholders' Deficit

From December 31, 2002 to September 30, 2005
		(Unaudited)

					Additional
	Common Stock		Common Stock Issuable		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	3,686,850	$ 36,869	-	$ -	$ 147,981	$ (442,343)	$ (257,493)

Net loss	-	-	-	-	-	(237,451)	(237,451)

Balance, December 31, 2003	3,686,850	36,869			147,981	(679,794)	(494,944)

Shares issued for services	565,000	5,650	-	-	50,850	-	56,500
Shares issued for cash	180,000	1,800	-	-	(800)	-	1,000
Net loss	-	-	-	-	-	(374,501)	(374,501)

Balance, December 31, 2004	4,431,850	44,319	-	-	198,031	(1,054,295)	(811,945)

Shares issued for cash - February 2005	235,000	2,350	-	-	13,575	-	15,925
Shares issued for cash - April to September 2005	590,000	5,900	-	-	59,400	-	65,300
Shares returned to treasury	(500,000)	(5,000)	-	-	5,000	-	-
Common stock issuable	-	-	550,000	5,500	20,000	-	25,500
Correction of prior years' stock numbers	(78,370)	(784)	-	-	784	-	-
Correction re preferred stock issued in 2004	-	-	-	-	(1,000)	-	(1,000)
Net loss for the period	-	-	-	-	-	(320,189)	(320,189)

Balance, September 30, 2005	4,678,480	$ 46,785	550,000	$ 5,500	$ 295,790	$ (1,374,484)	$ (1,026,409)

The accompanying notes are an integral part of these financial statements.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2005	30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (320,189)	$ (63,312)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	-
Notes payable issued for salaries	195,000	-
Changes in operating assets and liabilities:
Prepaid expenses	-	2,558
Accounts payable	3,963	4,225
Accrued legal judgment	-	(110,000)
Accrued salary	-	-
Accrued interest	89,600

Net cash used in operating activities	(31,626)	(166,529)
CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(20,000)
Investments	(40,000)
Advances to related parties	(51,716)	-

Net cash provided by investing activities	(111,716)	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances(to) from related party, net	(11,274)	110,100
Loan payable	52,008
Proceeds from the sale of common stock	106,725	56,500

Net cash provided by financing activities	147,459	166,600

INCREASE (DECREASE) IN CASH	4,117	71

CASH, Beginning of period	214	-

CASH, End of period	$ 4,331	$ 71

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 89,600	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for nine months ended September 30, 2005 of $321,189 and at September 30, 2005, had an accumulated deficit of $1,374,484 and a working capital deficit of $1,029,740. In addition, the Company has not generated any revenue from its operations for these nine months. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Basis of Presentation(continued)

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results for the full fiscal year ended December 31, 2005.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of September 30, 2005 and September 30, 2004.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the nine months ended September 30, 2005 and 2004, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders’ deficit the change in comprehensive loss.

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

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

NINE MONTHS ENDED SEPTEMBER 30, 2005

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

NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

(other than those filing as small business issuers) will be required to apply SFAS 123I as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123I, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“FAS 154”), which changes the requirements for the accounting for and reporting of a change in accounting principle, requires retrospective application to prior periods’ financial statements of changes in accounting principle and carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to affect future reporting or disclosures.

Note 2 – Notes Payable (Including Related Party)

As of September 30, 2005, the Company has issued two notes payable in the amounts of $500,000 (2004 - $150,000) and $105,000 (2004 - $25,000) that are payable to the Company’s majority stockholder, Mr. Peter Klamka, and an employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation. For the nine months ended September 30, 2005 these notes have increased by $150,000 and 45,000 respectively on account of additional accrued salaries for this current nine month period.

Note 3 – Related Party Transactions

A total of $61,853 is due from three companies that are controlled by the Company’s majority stockholder, Mr. Peter Klamka. These advances are non-interest bearing and the Company can demand payment at any time.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Note 3 – Related Party Transactions

Due to related party at September 30, 2005, are advances in the aggregate amount of $337,273 made to the Company by its majority stockholder, Mr. Peter Klamka, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand.

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

During the three months ended June 30, 2005, the Company received $25,500 in cash for a total of 550,000 shares to be issued after June 30, 2005.  These shares have not been issued as of September 30, 2005. The value of the common stock issued was based on the most recent price of the Company’s common stock issued in a private placement transaction.

During the three months ended September 30, 2005, the Company received $40,000, for 40,000 shares of restricted common stock.  The value of the common stock issued was based on the most recent price of the Company’s common stock issued in a private placement transaction.

LEGEND INVESTMENT CORPORATION

NOTES TO INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2005

(UNAUDITED)

Note 5 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with Victory Brand, LLC, a Michigan limited liability corporation to advance funds totaling $500,000 to Victory in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of September 30, 2005, the Company has only advanced $10,000 to Victory.

On June 24, 2005 the Company advanced $10,000 to Info Tech for a period of 120 days.

Note 6 – Investments

On June 24, 2005 the Company invested $10,000 in QRS/HandMade Recordings Inc.  The agreement calls for a total commitment of $1,000,000 for all of the issued capital stock in HandMade, of which $300,000 is to funded by June 10, 2005.  The Company is presently in default of its obligations under this agreement.

On September 12, 2005 the Company entered into an agreement to invest  a total of $400,000 in a combination of stock and cash into HC Oil and Gas Inc., a company owning interests in various oil and gas wells situated in Texas.  The investment is to be made over a 60 day period from the date of the signing of the agreement.  Legend as result of the investment will be entitled to receive 30% of the future revenues derived from the properties.  Up to September 30, 2005, the Company has advanced $30,000.

MANAGEMENT’S DISCUSSION AND ANALYSUS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

Operating Results for the Three Months Ended September 30, 2005 and 2004

Revenues. Our revenues for the three months ended  were nil. This is  the result of our company changing its business over to be regulated as a business development company and as such we have not earned any income from this aspect of our business to date.

Operational Expenses Our operational expenses during the three months ended September 30, 2005 increased by $111,139 to $320,189 as compared to an increase of $59,529 to $63,312 for the three months ended September 30, 2004. This increase reflects largely compensation charges of $65,000 for the period and loan interest of $ 41,242  incurred during the period. T

Net Income (Loss). Our net loss during the three months ended September 30, 2005  was $111,139 as compared to $59,529 during the three months ended September 30, 2004. The larger increase for 2005 over 2004 was  largely due to the fact that the Company started to ramp up its operations during the three months ended September 30, 2004 involving the restructuring into a business development company in 2005.

Changes in Balance Sheet. As of September 30, 2005, we had current and total assets of $126,185 as compared to $1,270 at September 30, 2004,  total liabilities of $1,151,594 as compared to $503,027at September 30, 2004 and stockholders' equity (deficit) at September 30, 2005 of ($1,025,409) as compared to ($501,756) at September 30, 2004. The increase in assets, increase in liabilities and stockholders' (deficit) is the result of increased paid-in capital from the issuance of additional common stock and Series A preferred stock.

Operating Results for the Nine Months Ended September 30, 2005 and 2004

Revenues. Our revenues for the nine months ended  were nil. This is  the result of our company changing its business over to be regulated as a business development company and as such we have not earned any income from this aspect of our business to date.

Operational Expenses. Our operational expenses during the nine months ended September 30, 2005 was  $ 320,189 as compared to $63,312 for the nine months ended September 30, 2004. This increase reflects largely compensation charges of $ 195,000, interest costs of $ 89,600 and office expenses approximately $16,000 during the nine month period.

Net Income (Loss). Our net loss during the nine months ended September 30, 2005  was $320,189 as compared to $63,312 during the nine months ended June 30, 2004.  As indicated above, restructuring  commenced in the third quarter of 2004.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

The Company is not subject to market risk in relation to foreign currencies, nor does it have any financial instruments at this time that would also be exposed to foreign currency fluctuations or changes in interest rates in the marketplace.

Item 4.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Between February 9, 2005, and September 28, 2005, we issued 825,000 shares of our common stock for aggregate cash consideration of $81,225. Those sales were exempt from registration under the Securities Act of 1933, as amended, in reliance on Regulation E promulgated thereunder

Item 3.

Defaults Upon Senior Securities

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

Date: December 14, 2005

/s/ Peter Klamka

Peter Klamka, President & CEO

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, certify that;

1. I have reviewed this quarterly report on Form 10-Q of Legend Investment Corporation.

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

Date: December 14, 2005

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of Legend Investment Corporation, a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending September 30, 2005 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Klamka, President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Klamka

Peter Klamka

President & CEO

Date: December 14, 2005