Form 10KSB
period 2005-12-31
Legend Investment CORP
filed 2006-07-24
CIK 1307901

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER: 000-50502

LEGEND INVESTMENT CORP. DELAWARE 68-0526359 (State of other jurisdiction of (I.R.S. incorporation or organization) Employer Identification No.)

173 Parkland Plaza Ste B.

Ann Arbor, Michigan 48103

(Address of principal executive offices)

(734) 418-3004

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ ]

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year (ended December 31, 2005: $

State the aggregate market value of voting stock held by non-affiliates: N/A State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,625,480 shares of common stock were outstanding as of March 16, 2006.

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORP.

FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

  © 2005.  EDGAR Online, Inc.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

Legend Investment Corp is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol LVCP.PK We were organized under the laws of Delaware on June 7, 2002.

Our primary business is to develop, produce, and market solar panels through the acquisition of GiraSolar B.V which should be completed in the second quarter of 2006.

On November 15, 2005, we filed with the SEC a Form N-54 stating that we were electing to be regulated as a BDC under the Investment Company Act. This was consistent with our aim to make strategic investments in start-up, development-stage, and, in certain circumstances, distressed companies in the combat-sports sector, and in sports and entertainment companies more generally.

Additionally, our status as a BDC would have allowed us to raise the additional capital necessary to allow us to implement this part of our business plan, in that business development companies are permitted to issue in any 12-month period, without registration under the Securities Act, shares with an aggregate offering price of up to $5,000,000. With this in mind, in November 2004 we filed a Form 1-E under the Securities Act notifying the SEC of our intent to sell under this exemption up to $5,000,000 of our common stock; as of July 1, 2005, we filed with the SEC a Form 2-E terminating our previous offering and a new Form 1-E notifying the SEC of our intent to effect a new offering.

But in August 2005, the SEC notified us that they considered that we were not in compliance with various requirements of the Investment Company Act, including requirements regarding a BDC’s capital structure and financial statements. Furthermore, a member of the SEC’s staff indicated that the SEC was in the process of scrutinizing all small BDCs and that they considered that with its limited capitalization, our company was not an appropriate candidate to be a BDC.

We do not expect that in the near future our capitalization will increase to a level that the SEC regards as appropriate for BDC status. Consequently, our board determined that it would no longer be feasible for our company to operate as a BDC and that the appropriate course of action would be to withdraw our election to be regulated as a BDC under the Investment Company Act of 1940 by filing a Form N-54C with the SEC. By written consent, shareholders owning shares representing a majority of our voting power authorized us to take this action.

Given our limited assets and the fact that our principal asset consists of our wholly owned subsidiary Online Enterprises, Inc., we would never have been required to register as an investment company under the Investment Company Act; we were considered an investment company solely as a result of our being a BDC. We do not expect that in the near future we will be at risk of having to register as an investment company.

Our business address is 173 Parkland Plaza Ste B , Ann Arbor, Michigan 48103 and our telephone number is (734) 418-3004.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. If any of these risks or uncertainties actually occurs, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Our shares of common stock are a penny stock.

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

  © 2005.  EDGAR Online, Inc.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Legend Investment Corp owns no property

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2005 and as of the date of this filing, we are not a party to any pending or threatened legal proceeding.

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

OVERVIEW

Legend Investment Corp was incorporated under the name Revolution Fighting Inc in the State of Delaware in June 2002. Following its incorporation, Legend Investment entered into the live event , promotion, and sports entertainment business. On February 21, 2006, the Registrant completed the acquisition of 51% of the capital stock of GiraSolar B.V., a duly registered Netherlands corporation, in exchange for two million shares of the Registrant’s restricted common stock.

  © 2005.  EDGAR Online, Inc.

The Registrant has agreed to register the two million shares with the Securities and Exchange Commission within six months from the date of the closing.

GiraSolar B.V., through its subsidiaries, carries the GiraSolar brand of photovoltaic solar modules and the GiraSolar DPE range of electronic devices, ranging from regulators for PV systems to heavy duty automatic voltage stabilizers, batteries and battery charges for application in developing countries as well as third party products.  Further, GiraSolar, through its subsidiaries, is involved in solar cell supply to manufacturers of solar modules and R&D products (including fundamental solar cell research and application development and research to improve silicon manufacturing processes.)

OPERATING RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2005 AND 2004

Revenues. Our revenues during 2005 were nil

Operational Expenses. Our operational expenses during 2005 decreased  to $301,763  as compared to $360,819  in 2004. This decrease  reflects largely compensation charges and professional fees incurred during the period.

Net Income (Loss). Our net loss during 2005 was $434,880 as compared to $374,501 during 2004. The change was virtually due to interest expenses form unpaid notes.

Changes in Balance Sheet. As of December 31, 2005, we had current assets of $122,030 as compared to $10,352  at December 31, 2004, total assets of $122,030 at December 31, 2005 as compared to $10,352  at December 31, 2004, total liabilities of $1,262,130 as compared to $822,297 at December 31, 2005 and stockholders' equity (deficit) at December 31, 2005 of ($1,140,100) as compared to ($811,945) at December 31, 2004. The increase in assets, increase in liabilities and stockholders' (deficit) is the result of increased paid-in capital from the issuance of common stock.

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

Change in Number of Employees

Finances permitting, in 2006 we may consider hiring employees in the areas of marketing and sales.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

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

  © 2005.  EDGAR Online, Inc.

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

NAME POSITION COMPENSATION ---- -------- ------------ Peter Klamka President, CEO, Director $250,000 Eric Joffe Vice President $60,000

In 2002, 2003, 2004 and  2005 we did not pay Mr. Klamka a regular salary. Under his agreement with us, in 2002 we were required to pay him an

  © 2005.  EDGAR Online, Inc.

annual salary of $175,000, respectively. We agreed to pay him an annual salary of $175,000 in 2003 ,2004, 2005 but did not do so. Mr. Klamka Signed a note for the balance due .

In 2002, 2003, and 2004 we did not pay Mr. Joffe a regular salary. Under his employment agreement with us, in 2002 we were required to pay him an annual salary of $30,000, respectively. We agreed to pay him an annual salary of $30,000 in 2003 and 2004, and 2005 but did not do so. Mr Joffe Signed a note for the balance due .

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table states, as of December 31, 2005 the number and percentage of shares our common stock and preferred owned by each person owning at least 5% of our outstanding shares of common stock and Series A preferred stock, each officer and director owning stock, and all officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on the aggregate of 3,686,850 shares of common stock and 1,000,000 shares of Series A preferred stock outstanding as of December 31, 2005.

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

Barton PK LLC(2)

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

(2) Owned indirectly by Barton PK LLC, which the Peter Klamka trust is a member in.

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

  © 2005.  EDGAR Online, Inc.

filed with the Commission on November 11, 2004).

3.2 Bylaws (incorporated by reference to the registrant's registration statement on Form 10-SB, as amended, filed with the Commission on November 11, 2004).

14.1 Code of ethics (incorporated by reference to the registrant' Annual Report on form 10k for the year ended December 31,2004)

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

(b) Reports on Form 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2004 and 2003 by our principal accountants, E. Randall Gruber, CPA PC , are as follows:

                                                 FOR THE YEARS ENDED

                                                 DECEMBER 31,

                                                     2005           2004

Audit Fees. . . . . . . . . . . . . . . . . . .  $  2,500          $    2,500

Audit-Related Fees. . . . . . . . . . . . . . .  $                 $

Tax Fees. . . . . . . . . . . . . . . . . . . .  $      -          $

Other Fees. . . . . . . . . . . . . . . . . . .  $      -          $    -

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

  © 2005.  EDGAR Online, Inc.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGEND INVESTMENT CORP.

Date: July 24, 2006 By: /s/Peter Klamka ---------------- Peter Klamka, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date:     ,  2006           By:     /s/Peter  Klamka

                                             ----------------

                                             Peter  Klamka,  President

Date:     ,  2006           By:     /s/  James  D. Tilton, Jr.

                                             --------------------------

                                                  James D. Tilton, Jr., Director

Date:     ,  2006           By:     /s/  Dennis  Brody

                                             ------------------

                                             Dennis  Brody,  Director

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORP

(FORMERLY REVOLUTION FIGHTING, INC.)

FINANCIAL STATEMENTS

YEAR ENDED DECEMBER 31, 2005 AND 2004

CONTENTS

Page

INDEPENDENT AUDITORS' REPORT:

     Report  on  Audited  Financial  Statements                            F-1

FINANCIAL  STATEMENTS:

     Balance  Sheets  as  of  December  31,  2005 and 2004                 F-2

     Statements  of  Operations  for  the  years  ended

          December  31,  2005  and  2004                                   F-3

     Statement  of  Stockholders'  Deficit  for  the  years  ended

          December  31,  2005  and  2004                                   F-4

     Statements  of  Cash  Flows  for  the  years  ended

          December  31,  2005  and  2004                                   F-5

     Notes  to  Financial  Statements                                      F-6

  © 2005.  EDGAR Online, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders

Legend Investment Corp

Ann Arbor, Michigan

We have audited the accompanying balance sheet of Legend Investment Corp (formerly Revolution Fighting, Inc.)as of December 31, 2005 and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legend Investment Corporation as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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

St. Louis, Missouri

The CPA Never Underestimate the Value

Member: American Institute of Certified Public Accountants

Registered: Public Company Accounting Oversight Board

  © 2005.  EDGAR Online, Inc.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Balance Sheet
DECEMBER 31,

	2005	2004

ASSETS

CURRENT ASSETS:
Cash	91	$ 214
Notes receivable	20,000	-
Investments - at cost	40,000	-
Due from related parties	61,939	10,138

TOTAL CURRENT ASSETS	$ 122,030	$ 10,352

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$ 670,001	$ 410,000
Accounts payable	54,031	50,069
Accrued interest	146,798	13,682
Loan payable	52,008	-
Due to related party	339,292	348,546

TOTAL CURRENT LIABILITIES	1,262,130	822,297

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 shares
authorized; 1,000,000 Class A shares issued and outstanding	1,000	-
Common stock; $0.01 par value; 1,000,000,000 shares
authorized;4,678,480( December 31, 2004 - 4,431,850) shares issued	46,785	44,319
and outstanding
Common shares issuable(550,000)	5,500	-
Additional paid-in capital	295,790	198,031
Accumulated deficit	(1,489,175)	(1,054,295)

TOTAL STOCKHOLDERS' DEFICIT	(1,140,100)	(811,945)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 122,030	$ 10,352

The accompanying notes are an integral part of these financial statements.

  © 2005.  EDGAR Online, Inc.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Operations

	YEAR ENDED
	DECEMBER 31,
	2005	2004

REVENUE	$ -	$ -

COST OF REVENUE	-	-

GROSS PROFIT (LOSS)	-	-

EXPENSES:
Selling, general and administrative	301,763	360,819
	-	-

TOTAL EXPENSES	301,763	360,819

LOSS FROM OPERATIONS	(301,763)	(360,819)

OTHER INCOME (EXPENSE):
Interest expense	(133,117)	(13,682)

TOTAL OTHER INCOME (EXPENSE)	(133,117)	(13,682)

LOSS BEFORE PROVISION FOR INCOME TAXES	(434,880)	(374,501)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$ (434,880)	$ (374,501)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.10)	$ (0.10)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	4,452,713	3,933,243

The accompanying notes are an integral part of these financial statements.

  © 2005.  EDGAR Online, Inc.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statement of Stockholders' Deficit

From December 31, 2002 to December 31, 2005

					Additional
	Common Stock		Common Stock Issuable		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2002	3,686,850	$ 36,869	-	$ -	$ 147,981	$ (442,343)	$ (257,493)

Net loss	-	-	-	-	-	(237,451)	(237,451)

Balance, December 31, 2003	3,686,850	36,869			147,981	(679,794)	(494,944)

Shares issued for services	565,000	5,650	-	-	50,850	-	56,500
Shares issued for cash	180,000	1,800	-	-	(800)	-	1,000
Net loss	-	-	-	-	-	(374,501)	(374,501)

Balance, December 31, 2004	4,431,850	44,319	-	-	198,031	(1,054,295)	(811,945)

Shares issued for cash - February 2005	235,000	2,350	-	-	13,575	-	15,925
Shares issued for cash - April to September 2005	590,000	5,900	-	-	59,400	-	65,300
Shares returned to treasury	(500,000)	(5,000)	-	-	5,000	-	-
Common stock issuable	-	-	550,000	5,500	20,000	-	25,500
Correction of prior years' stock numbers	(78,370)	(784)	-	-	784	-	-
Correction re preferred stock issued in 2004	-	-	-	-	(1,000)	-	(1,000)
Net loss	-	-	-	-	-	(434,880)	(434,880)

Balance, December 31, 2005	4,678,480	$ 46,785	550,000	$ 5,500	$ 295,790	$ (1,489,175)	$ (1,141,100)

The accompanying notes are an integral part of these financial statements.

  © 2005.  EDGAR Online, Inc.

Legend Investment Corporation
(formerly Revolution Fighting, Inc.)
Statements of Cash Flows

	YEAR ENDED
	DECEMBER 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (434,880)	$ (374,501)
Adjustment to reconcile net loss to net cash
used in operating activities:
Issuance of common stock for services	-	56,500
Notes payable issued for salaries	260,001	260,000
Changes in operating assets and liabilities:
Prepaid expenses	-	2,558
Accounts payable	3,962	29,729
Accrued legal judgment	-	(110,000)
Accrued salary	-	-
Accrued interest	133,116	13,682

Net cash used in operating activities	(37,801)	(122,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	(20,000)
Investments	(40,000)
Advances to related parties	(51,801)	(8,938)

Net cash provided by investing activities	(111,801)	(8,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances(to) from related party, net	(9,254)	130,184
Loan payable	52,008
Proceeds from the sale of common stock	106,725	1,000

Net cash provided by financing activities	149,479	131,184

INCREASE (DECREASE) IN CASH	(123)	214

CASH, Beginning of period	214	-

CASH, End of period	$ 91	$ 214

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$ 133,117	$ 13,682
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for year ended December 31, 2005 of $434,880 and as at December 31, 2005, had an accumulated deficit of $1,489,175 and a working capital deficit of $1,140,191. In addition, the Company has not generated any revenue from its operations for these nine months. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. For the year ended December 31, 2005 and 2004, the Company does not have items that represented other comprehensive income and, accordingly, has not included in the statement of stockholders’ deficit the change in comprehensive loss.

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB. The disclosure requirements are effective only for annual periods ending after June 15, 2004. The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company’s overall combined results of operations or combined financial position. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

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

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES FINANCIAL STATEMENTS

DECEMBER 30, 2005

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

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES FINANCIAL STATEMENTS

DECEMBER 31, 2005

(UNAUDITED)

Note 2 – Notes Payable (Including Related Party)

As of December 31, 2005, the Company has issued two notes payable in the amounts of $550,001 (2004 - $150,000) and $120,000 (2004 - $25,000) that are payable to the Company’s majority stockholder, Mr. Peter Klamka, and an employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation. For the year ended December 31, 2005 these notes have increased by $200,001 and 60,000 respectively on account of additional accrued salaries for this current year.

Note 3 – Related Party Transactions

A total of $61,939 is due from three companies that are controlled by the Company’s majority stockholder, Mr. Peter Klamka. These advances are non-interest bearing and the Company can demand payment at any time.

Due to related party at December 31, 2005, are advances in the aggregate amount of $339,292 made to the Company by its majority stockholder, Mr. Peter Klamka, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand.

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

  © 2005.  EDGAR Online, Inc.

LEGEND INVESTMENT CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

Note 7 – Subsequent Events

In January 2006, the Company filed a disclosure statement removing its status as a business investment company.  It was felt based on the future direction of the Company that it would better serve the needs of the Company not to be governed by the rules governing such business investment companies.

On February 21, 2006, the Company completed the acquisition of 51% of the capital stock of GiraSolar B.V., a duly registered Netherlands corporation, in exchange for two million shares of the Company’s restricted common stock.

The Company has agreed to register the two million shares with the Securities and Exchange Commission within six months from the date of the closing.

GiraSolar B.V., through its subsidiaries, carries the GiraSolar brand of photovoltaic solar modules and the GiraSolar DPE range of electronic devices, ranging from regulators for PV systems to heavy duty automatic voltage stabilizers, batteries and battery charges for application in developing countries as well as third party products.  Further, GiraSolar, through its subsidiaries, is involved in solar cell supply to manufacturers of solar modules and R&D products (including fundamental solar cell research and application development and research to improve silicon manufacturing processes.)

  © 2005.  EDGAR Online, Inc.

MARCH 2005

LEGEND INVESTMENT CORP.

CODE OF ETHICS

Legend Investment Corp.'s mission includes the promotion of professional conduct in the practice of its financial management. Those persons responsible for financial management at Legend Investment Corp. hold an important and elevated role in corporate governance in that they are uniquely capable and empowered to ensure that the interests of all those involved with Legend Investment Corp.-including shareholders, employees, customers, and the public-are appropriately balanced, protected and preserved.

This code of ethics provides principles for those persons responsible for Legend Investment Corp.'s financial management. These persons are expected to adhere to these principles and advocate them. These principles embody rules regarding individual and peer responsibilities, as well as responsibilities to other employees, the public and shareholders. Any violations of this code of ethics may result in disciplinary action.

All those persons responsible for financial management worldwide at Legend Investment Corp. will do as follows:

- Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

- Provide public disclosure of information that is accurate, complete, objective, relevant, timely and understandable.

- Comply with rules and regulations of federal, state and local governments, and other appropriate private and public regulatory agencies.

- Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one's independent judgment to be subordinated.

- Respect the confidentiality of information acquired in the course of one's work except when authorized or otherwise legally obligated to disclose.

- Not use for personal advantage confidential information acquired in the course of their work.

- Share knowledge and maintain skills important and relevant to Legend Investment Corp.

- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and the community.

- Achieve responsible use of and control over all assets and resources employed or entrusted.

* * * * *

  © 2005.  EDGAR Online, Inc.

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, certify that:

1. I have reviewed this annual report on form 10-KSB of Legend Investment Corp.,

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

a) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report on such evaluation; and

b) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditor and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 24, 2006 /s/ Peter Klamka ---------------------------- Peter Klamka President

  © 2005.  EDGAR Online, Inc.

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Annual Report of Legend Investment Corp. on Form 10-KSB for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, , Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

 (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-KSB or as a separate disclosure document.

Dated: July 24, 2006 /s/ Peter Klamka -------------------- Peter Klamka

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request. The foregoing certifications are accompanying the Company's Form 10-KSB soley pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code) and is not being filed as part of the Form 10-KSB or as a separate disclosure document.

End of Filing

  © 2005.  EDGAR Online, Inc.