Form 10QSB
period 2006-03-31
Legend Investment CORP
filed 2006-09-06
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31,2006 Commission File Number 000-50502

GiraSolar, Inc.

---------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Delaware     68-0526359

------------------------     -----------------------------------

(State of Incorporation)   I.R.S. Employer Identification

Number)

173 Parkland Plaza, Ste B, Ann Arbor MI 48103

----------------------------------------------------

(address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (734) 418-3004

Legend Investment  Corporation

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

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of  May  5, 2006  is as follows:

27,188,700

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

PART I – FINANCIAL INFORMATION

GIRASOLAR, INC.

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

GiraSolar, Inc.
(formerly Legend Investment, Inc.)
Consolidated Balance Sheet
(Unaudited)

	March	December
	31, 2006	31, 2005
		(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 1,810,542	$ 91
Notes receivable	20,000	20,000
Accounts receivable, net of allowance of $22,562 at March 31, 2006	72,087	-
Inventory	174,496	-
Prepaid expenses	760,627	-
Investments	42,076	40,000
Due from related parties	-	61,939
TOTAL CURRENT ASSETS	$ 2,879,828	$ 122,030

FURNITURE AND VEHICLES, NET	18,905	-

OTHER ASSET
Due from related parties	193,179	-
Income tax refund receivable	60,690	-
Other receivables	134,851	-

	388,720

	$ 3,287,453	$ 122,030

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment, Inc.)
Consolidated Balance Sheet
(Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$ 689,501	$ 670,001
Accounts payable	1,424,863	54,031
Other accruals	765,103	-
Accrued interest	183,146	146,798
Provision for warranty claims	265,562	-
Loan payable	51,508	52,008
Due to related party	842,480	339,292
TOTAL CURRENT LIABILITIES	4,222,163	1,262,130

NOTES PAYABLE	117,749	-

MINORITY INTEREST	66,902	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 shares
authorized; 1,000,000 Class A shares issued and outstanding	1,000	1,000
Common stock; $0.01 par value; 10,000,000 shares
authorized;8,503,480( December 31, 2005 - 4,678,480) shares issued	85,034	46,785
and outstanding
Common shares issuable, 550,000(December 31, 2005 - 550,000)	5,500	5,500
Additional paid-in capital	334,040	295,790
Accumulated deficit	(1,502,754)	(1,489,175)
Other comprehensive income	(42,181)	-
TOTAL STOCKHOLDERS' DEFICIT	(1,119,361)	(1,140,100)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 3,287,453	$ 122,030

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment, Inc.)
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March	March
	31, 2006	31, 2005
REVENUE	$4,399,538	$-

COST OF REVENUE	4,152,740	-

GROSS PROFIT (LOSS)	246,798	-

EXPENSES:
Selling, general and administrative	225,285	76,779

TOTAL EXPENSES	225,285	76,779

LOSS FROM OPERATIONS	21,513	(76,779)

OTHER INCOME (EXPENSE):
Interest income	68	-
Interest expense	(38,158)	(23,451)

TOTAL OTHER INCOME (EXPENSE)	(38,090)	(23,451)

LOSS BEFORE PROVISION FOR INCOME TAXES	(16,577)	(100,230)

PROVISION FOR INCOME TAXES	25,475	-

PROFIT (LOSS) BEFORE MINORITY INTEREST	(42,052)	-

MINORITY INTEREST	(32,886)	-

NET LOSS	$(74,938)	$(100,230)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.017)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	6,404,036	4,565,017

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment, Inc.)
Consolidated Statement of Stockholders' Deficit
		(Unaudited)
From December 31, 2002 to March 31, 2006

			Additional				Other
	Common Stock		Paid-in	Common Stock Issuable		Accumulated	Comprehensive
	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, December 31, 2002	3,686,850	$ 36,869	$ 147,981	-	$ -	$ (442,343)	$ -	$ (257,493)

Net loss	-	-	-	-	-	(237,451)	-	(237,451)

Balance, December 31, 2003	3,686,850	36,869	147,981	-	-	(679,794)	-	(494,944)

Shares issued for services	565,000	5,650	50,850	-	-	-	-	56,500
Shares issued for cash	180,000	1,800	(800)	-	-	-	-	1,000
Net loss	-	-	-	-	-	(374,501)	-	(374,501)

Balance, December 31, 2004	4,431,850	44,319	198,031			(1,054,295)	-	(811,945)

Shares issued for cash	825,000	8,250	72,975	-	-	-	-	81,225
Shares returned to treasury	(500,000)	(5,000)	5,000	-	-	-	-	-
Corrections of prior years' stock Numbers		(78,370)	(784)	(216)	-	-	-	-	(1,000)
Common stock issuable	-	-	20,000	550,000	5,500	-	-	25,500
Net loss	-	-	-	-	-	(434,880)	-	(434,880)

Balance, December 31, 2005	4,678,480	$ 46,785	$ 295,790	550,000	$ 5,500	$ (1,489,175)	$ -	$ (1,141,100)

Common stock issued for services	275,000	2,750	2,750	-	-	-	-	5,500
Common stock issued for debt conversion		1,550,000	15,500	15,500	-	-	-	-	31,000
Common stock issued on acquisition	2,000,000	20,000	20,000	-	-	-	-	40,000
Equity of acquired company	-	-	-	-	-	61,359	(49,270)	12,089
Foreign currency translation adjustment		-	-	-	-	-	-	7,089	7,089
Net loss for period	-	-	-	-	-	(74,938)	-	(74,938)

Balance, March 31, 2006	8,503,480	$ 85,034	$ 334,040	$ 550,000	$ 5,500	$ (1,502,754)	$ (42,181)	$ (1,120,361)

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	Ended	Ended
	March	March
	31, 2006	31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (74,938)	$ (100,230)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	2,077
Issuance of common stock for services	5,500	-
Notes payable issued for salaries	50,000	65,000
Changes in operating assets and liabilities:
Accounts receivable	2,443,425
Inventory	(107,250)
Prepayments	(697,642)
Income tax refund receivable	(60,690)
Other receivables	(134,851)
Accounts payable and accrued expenses	(344,762)	25,193
Provision for warranty claims	74,813
Minority interests	67,902
Net cash used in operating activities	1,223,584	(10,037)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of investments	50,000
Advances to related parties	2,250	(26,593)
Property and equipment additions	(6,592)
Net cash provided by financing activities	45,658	(26,593)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party, net	371,948	-
Advances from a third party- net	-	21,468
Proceeds from note payable, net	49,972
Proceeds from the sale of common stock	-	15,925
Net cash provided by financing activities	421,920	37,393
INCREASE (DECREASE) IN CASH	1,691,162	763
CASH, Beginning of period	119,380	214
CASH, End of period	$ 1,810,542	$ 977
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$ 5,579	$ -
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

GiraSolar, Inc. (“GiraSolar” or the “Company”) was incorporated in the state of Delaware on June 7, 2002 under the name of Revolution Fighting, Inc. On January 5, 2005, the Company changed its name to Legend Investment Corporation, and on April 12 , 2006, changed its name to GiraSolar, Inc. The Company initially was a sports entertainment company. The Company staged professional sporting events, including extreme fighting and professional boxing. The Company outsourced all production, logistics, and broadcast functions. On December 17, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock.  On July 1, 2005, the Company terminated the offering represented by the previously filed Form 1-E and filed a new Form 1-E.  The Company has not yet commenced any offering under the new Form 1-E.

These financial statements include the Company and its subsidiary – Girosolar, B.V.  The primary activities of Girosolar, B.V. consist of the production of solar energy equipment; the sale of solar energy applications and equipment; and consultancy of solutions in the field of solar energy applications and equipment.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for three months ended March 31, 2006 of $74,938 and as at March 31, 2006, had an accumulated deficit of $1,496,665 and a working capital deficit of $1,172,728.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Basis of Presentation(continued)

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results for the full fiscal year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of GiroSolar, B.V. and its wholly owned subsidiaries, of which the Company has the ability to exercise control and direct operations.  All material intercompany balances and transactions have been eliminated on consolidation.

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

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

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

Impairment of Long-Lived Assets

SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  SFAS No. 144 broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144

GIRASOLAR INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of March 31, 2006 and March 31, 2005.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Total comprehensive loss consists of the net income for the respective periods, the foreign currency translation adjustments, and the unrealized loss on available for sale securities.

GIROSOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

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

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (“SFAS 123I”). SFAS 123I will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123I covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123I replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footNOTES TO CONSOLIDATED financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123I as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123I, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

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

Foreign Currency Translation

Girosolar, B.V. maintains its books and records in Euros, the currency of the Netherlands.  The Euro is the Company’s functional currency, as the Company’s business activities are located in the Netherland and dominated in Euros.  Translation of amounts into United States Dollars have been made at the rate of $1.2076 (US$) at March 31, 2006.  No representation is made that the Euro amount could have been, or could be converted into US$ at that rate or at any other rate.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Note 2 – Notes Payable (Including Related Party)

As of March 31, 2006, the Company has issued two notes payable in the amounts of $572,001  and $117,500 that are payable to the Company’s majority stockholder, Barton PK, LLC, and a former employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation. These notes are convertible at the option of payees.

Other related parties have made a private loan to the Company.  The loan is subordinated to all existing and future liabilities of the Company.  The loan includes interest at 5% annually.  The loan is not yet formalized, and therefore there is no interest accrual at March 31, 2006.  The amount of this loan is $117,574.

Note 3 – Related Party Transactions

A total of $59,689 is due from three companies that are controlled by a related Company.  These advances are non-interest bearing and the Company can demand payment at any time.

Due to a related party at March 31, 2006, are advances in the aggregate amount of $345,822 made to the Company by a related party, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand.

Balances due to related parties at March 31, 2006 total $496,658 for parties related to our wholly owned subsidiary, GiroSolar, Inc. These notes are convertible at the option of payees

Note 4 – Stockholders’ Deficit

During the three months ended March 31, 2006, the Company issued 2,000,000 restricted common shares for the purchase of 51% of Girasolar BV, issued 275,000 shares for services rendered and issued 1,550,000 to reduce debt.  The conversion value for these transactions was done at $0.02 per share.

Note 5 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with Victory Brand, LLC, a Michigan limited liability corporation to advance funds totaling $500,000 to Victory in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of September 30, 2005, the Company has only advanced $10,000 to Victory.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Note 6 – Investments

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

Note 7 – Acquisition

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

Note 8 – Subsequent Event

In May 2006, the Company authorized a forward split of qualifying shares which created an additional 15,970,220 common shares.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Note 9 – Contingent liabilities

The Company is involved in a legal procedure with another Dutch trading company.  The legal procedure alleges that the Company has acted unlawfully by taking over orders of customers for an amount of 135,000 Euros (approximately $162,873)  The outcome of the legal procedure is uncertain, but it is the opinion of the Company’s management that Girosolar, B.V. has acted lawfully and therefore no liability is accrued for these financial statements.

Note 10 – Operating Government Grants

Operating government grants are included in revenues on the consolidated statement of operations.  The grants are included in the consolidated statement of operations in the year in which the subsidized expenses are charged, in which the loss of income is incurred, or in which the operating loss has occurred.  Operating government grants included on the consolidated statement of operations for the three month period ended March 31, 2006 total $9,528.

Note 11 – Income taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in  the period that includes the enactment date.

The components of the Company’s income (loss) from continuing operations before income taxes by location and the related income tax provision are as follows:

Three months ended March 31,

2006            2005

The components of income (loss) before income

   taxes, based on the location of operations

               consist of the following:

Domestic

    $  (109,167)    $  (100,230)

Foreign

92,590             --

    $    (16,577)   $   (100,230)

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

UNAUDITED

The components of the income tax provision

   include:

       Current:

Federal                                                 $         --              $   --

            Foreign                                                          28,191             --

State and local                                                 --                   --

                                                                                      $      28,191              --

       Deferred

Federal                                                  $

 --              $   --

            Foreign (benefit)                                           (2,716)            --

State and local                                                  --                   --

      Total tax provision

                           $     25,475              --

Dutch income taxes have been recorded on the net income of the consolidating entities which are not a fiscal unity for the Dutch income tax in the amount of $28,191.  In addition, an income tax refund receivable has been recorded  for one of the consolidating Dutch entities which has a net operating loss.  The receivable is recorded as an other asset since it will not be received until that Company has taxable income.

The consolidated effective tax rates are different than the U.S. Federal statutory rate.  The differences result from the following:

Statutory rate                                                                        35.0%                35.0%

State and local taxes, net of federal tax benefit                      6.0                     6.0

Tax effect of foreign operations                                        (153.0)                     --

Net operating loss carryforward                                           41.0                    41.0

Effective tax rate                                                               (153.0)%                  --  %

Substantially all of the undistributed earnings of foreign subsidiaries are considered permanently invested and, accordingly, no federal income taxes thereon have been provided.  Should those earnings be distributed, foreign tax credits would reduce the federal income tax that would be payable.  Availability of credits is subject to limitations; accordingly, it is not practicable to estimate the amount of the ultimate deferred tax liability, if any, on accumulated earnings.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Note 12 – Pro Forma Adjustment

The following summary presents the results of operations for the three month period ending March 31, 2006, as though the transaction to acquire 51% of the outstanding stock of GiroSolar, B.V. had occurred on January 1, 2006.

                                                                                                Pro-forma          Pro-forma

As reported    Adjustment             Totals

Total income (loss)                  $ (16,577)       $  91,842         $  75,265

Provision for taxes                        25,475            34,861              60,336

Minority interest                          (32,886)          27,921            (60,807)

Net loss (income)                      $ (74,938)      $  29,060         $ (45,878)

MANAGEMENT’S DISCUSSION AND ANALYSUS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

Operating Results for the Three Months Ended March 31, 2006 and 2005

Revenues. Our revenues for the three months ended were $4,399,538. This is the result of our company’s Acquisition of GiraSolar BV.

Operational Expenses. Our operational expenses during the three months ended March 31, 2006 increased to $4,301,246 as compared to $76,779 for the three months ended March 31, 2005. This increase is the result of our company’s Acquisition of GiraSolar BV

Net Income (Loss). Our net loss during the three months ended March 31, 2006  was $74,938  as compared to $100,230 during the three months ended March 31, 2005. The change was because of the company’s Acquisition of GiraSolar BV

Changes in Balance Sheet. As of March 31, 2006, we had current assets of $2,879,828  as compared to $122,030 at December 31, 2005, total assets of $3,287,453 at March 31, 2006 as compared to $122,030 at December 31, 2005, total liabilities of $4,222,163 as compared to $1,262,130 at December 31, 2005 and stockholders' equity (deficit) at March 31, 2006 of ($1,119,361) as compared to ($1,140,100) at December 31, 2005. The increase in assets, increase in liabilities and decrease in stockholders' (deficit) is the result of the company’s Acquisition of GiraSolar BV

Liquidity, Capital Resources and Cash Requirements. We have historically financed our operations through the sale of stock and loans from an officer. In the immediate future, we intend to finance our operations and any growth via acquisitions by issuing shares of our common stock under the exemption from registration offered by Regulation E under the Securities Act. Because we are regulated as a business development company and have made the appropriate filings with the Securities and Exchange Commission, we qualify for this exemption. Because we have access to this source of financing, we feel that we have sufficient cash and capital resources available to operate and grow our business for the next 12 months.

GENERAL INFORMATION

GiraSolar is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol GRSR.PK We were organized under the laws of Delaware on June 7, 2002.

ITEM 1. BUSINESS

GENERAL OVERVIEW

 Girasolar Inc. develops, markets, and manufactures solar power products. Our business contributes to the promotion and growth of environmentally clean electric power throughout the world.

 We own a majority of GiraSolar BV which is based in the Netherlands. GiraSolar BV operates through three subsidiaries: Dutch Solar BV, GiraMundo, and a 51% owned joint venture called GiraSolar Turkey. All of our revenue is derived from the activities of GiraSolar BV.

 Through our subsidiaries, we sell our own range of solar modules under the GiraSolar brand, as well as raw materials, intermediate products, third party brand modules and other solar affiliated products.

 Solar modules are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added clients, who often add value through system design by incorporating our modules associated with electronics, structures and wiring systems. Applications for our products include on-grid power generation, in which supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible.

 Our end-products are currently primarily sold in the EU. Main markets within the EU are Germany and Spain, where strong incentive programmes stimulate the market.

We are building up positions in emerging markets like the USA, Portugal, Italy and France, where incentive programmes have or are being implemented.

 We also generate revenue through the sale of raw materials and intermediate products, such as pure silicon, silicon half fabricates and derivates to third parties, consulting solar related projects, and resale and distribution of solar components to third parties.

The main markets for intermediate products have are now UK, Germany, China and Taiwan.

INDUSTRY BACKGROUND

 At approximately $1 trillion per year global revenues, the electric power industry is one of the world’s largest industries. We believe that deregulation, economic, environmental and national security pressures, and technological innovations are creating significant opportunities for new entrants and technologies within the electric power industry, just as these changes have created similar opportunities in other regulated industries such as telecommunications, banking and transportation.

 Electric power is an increasingly vital component of the global economy, accounting for a greater share of overall energy use as reliance on electricity-dependent technology grows.

 Electricity demand is expected to grow at 4% per year over this time period in the emerging economies, including China, which currently accounts for only one-third of electricity consumption and where reliable electricity is critical to economic growth. Electricity consumption is expected to grow annually at 1.5% to 2.0% in North America, Europe and industrialized Asia.

 Sources of fuel for electricity generation include coal, natural gas, oil, nuclear power and renewable sources, such as solar, hydroelectric and wind power. Coal fuels 39% of worldwide electricity generation, natural gas 18%, nuclear 18%, oil 8%, and renewable sources, chiefly hydroelectric, 18% of global electricity generation. Solar and other non-hydroelectric sources account for approximately 2% of global electricity generation. Electric power producers face several challenges in meeting anticipated growth in electricity demand:

Environmental regulations. Environmental regulations, addressing global climate change and air quality, seek to limit emissions by existing fossil fuel-fired generation plants and new generating facilities. Countries that are parties to international treaties such as the Kyoto Protocol have voluntarily submitted to reducing emissions of greenhouse gases. National and regional air pollution regulations also restrict the release of carbon dioxide and other gases by power generation facilities.

Infrastructure reliability. Investment in electricity transmission and distribution infrastructure has not kept pace with increased demand, resulting in major service disruptions in the United States, such as the Northeast blackout in August 2003. Increasing the aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns.

Constraints and cost pressure on fossil fuel supply. The supply of fossil fuels is finite. While an adequate supply of coal, natural gas and oil exists for the foreseeable future, depletion of the fossil fuels over this century may impact prices and infrastructure requirements. Political instability, labor unrest, war and the threat of terrorism in oil producing regions has disrupted oil production, increased the volatility of fuel prices and raised concerns over foreign dependency in consumer nations.

 It is our believe that traditional fossil fuel-based generation technologies alone will not be enough to meet future demand for electricity.

Distributed Generation and Renewable Energy

 We believe that distributed generation and renewable energy are two of the most promising areas for growth in the global electric power industry, and solar power is both distributed and renewable. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid and employs technologies such as solar power, micro-turbines and fuel cells. We believe capacity constraints, increased demand for power reliability and quality and the challenges of building new centralized generation and transmission facilities will drive the demand for distributed generation. Renewable energy is defined as energy supplies that derive from non-depleting sources such as solar, wind and certain types of biomass. We believe that economic and security pressures to reduce dependence on imported and increasingly expensive oil and natural gas and growing environmental pressures will drive demand for renewable energy. Renewable energy, including solar and wind power, is the fastest growing segment of the energy industry worldwide.

 We further believe that environmentally benign, locally sourced renewable energy will become increasingly more important for economic development, environmental policy and national security. Increasing attention to global warming, global energy policy and regional stability and development will support the deployment of distributed generation, particularly renewable energy.

Solar Power

 Solar power generation uses interconnected photovoltaic cells to generate electricity from sunlight. Most photovoltaic cells are constructed using specially processed silicon, which, when exposed to daylight, results in the generation of direct current. Many interconnected cells are packaged into solar modules, which protect the cells and collect the electricity generated. Solar power systems are comprised of a single or multiple solar modules along with related power electronics. Solar power technology, first used in the space program in the late 1950s, has experienced growing worldwide commercial use for over the 25 years in both on-grid and off-grid applications.

 •  On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid, but choose to generate a portion of their electricity needs on-site. On-grid applications have been the fastest growing part of the solar power market. This growth is primarily driven by the worldwide trend toward deregulation and privatization of the electric power industry, as well as by government initiatives, including incentive programs to subsidize and promote solar power systems in several countries, including Japan, Germany and the United States. On-grid applications include residential and commercial rooftops, as well as ground-mounted mini-power plants.

 • Off-grid. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for such power applications as highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications.

 Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

 •  Modularity and scalability. From tiny solar cells powering a hand-held calculator to an array of roof mounted modules powering an entire home to acres of modules on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

 •  Reliability. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most demanding applications, from space satellites to maritime applications to remote microwave stations. Solar modules typically carry warranties as long as 25 years.

 •  Dual use. Solar modules are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar modules can be installed on the roofs or facades of residential and commercial buildings.

 •  Environmentally cleaner. Solar power systems consume no fuel and produce no air, water or noise emissions.

 Germany, Japan and the United States presently comprise the majority of world market sales for solar power systems. Government policies in these countries, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. Internationally, Spain, Portugal, France and Italy have recently developed new solar support programs. In the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country’s history, the $3 billion, 11-year California Solar Initiative.

 As a result of solar power’s benefits and government support, the solar power market has seen sustained and rapid growth. Unit shipments have increased over 20% per year on average for the past 20 years, with never a negative growth year, and over 40% for the past five years.

Solar Power Challenges

 Although solar power can provide a cost-effective alternative for off-grid applications, we believe the principal challenge to widespread adoption of solar power for on-grid applications is reducing manufacturing costs without impairing product reliability. We believe the following advancements in solar power technology are necessary to meet this challenge:

 • Efficient material use. Reduce raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon technology. Efficient use of silicon is imperative for the growth of the industry due to the limited supply and increasing cost of silicon raw material expected for the near future.

 •  Simplified and continuous processing. Reduce reliance on expensive, multi-step manufacturing processes.

 •  Reduced manufacturing capital costs. Decrease the costs and risks associated with new plant investments as a result of lower capital costs per unit of production.

 •  Improved product design and performance. Increase product conversion efficiency, longevity and ease of use. Conversion efficiency refers to the fraction of the sun’s energy converted to electricity.

OUR TECHNOLOGY SOLUTIONS

 We believe significant parts of our company's innovations, technologies and processes are unique among our competitors.

•  Reduced installation costs. Together with Industry Partners our company developed the patented Click-Fit installation system. This unique and cost effective mounting system reduces time and effort when installing solar systems on roofs and walls.

•  Increased efficiency and lower costs of solar cells. ISA BV, significant share holder in GiraSolar BV, is project leader in the almost finalized and EU funded "High Efficiency Low Cost Solar Cell project", based on Self-Formation technology. Through introduction of this technology within operations of industry partners, the company can benefit of increased cell efficiency at reduced costs of cells. DutchSolar BV, a 100% owned subsidiary of GiraSolar BV, is now part of the SELFLEX project team,

•  New technology for producing solar grade poly silicon. Our company recently filed a patent request for what we believe is a Break-through technological development in solar grade poly silicon production.

•  Integrated battery management system for rural electrification. Our "BattMan" battery management system is currently being tested in the field in rural electrification projects. The system will reduce cost of ownership for project owners in this field of solar application, where the battery component is the single largest cost, measured over the life time of an electrification project.

•  Anti-theft device for solar panels. The "SolAlert" anti-theft device is a cost effective and simple innovation to inhibit the theft of solar panels from off-grid solar systems in remote areas.

Our Business Strategy

 Our business strategy is to continue to develop, manufacture and market solar power products in commercial applications around the world. Our focus is in the following areas:

-  Continue to develop the GiraSolar brand of products.

-  Expand our network of clients and partners. We currently sell products or services in a number of countries including the Netherlands, Germany, Spain, China, Taiwan, UK and the United States. We intend to expand our network of partners and customers through additional distribution

-  Secure additional sources for raw materials, intermediate products and finished products

-  Secure additional protections for our intellectual property.

-  Secure manufacturing facility through acquisition or joint venture.

-  Diversify and differentiate our product lines and markets.

PRODUCTS MADE OR SOLD BY THE COMPANY

 Solar power products in general are built-up through five stages of production:

•  Poly silicon & base materials. At the beginning of the production chain of solar products, pure poly silicon is required. Besides poly silicon, also remeltable high purity poly silicon products can be used. These are generally referred to as remelt and scrap silicon.

•  Ingots. A crystalline silicon Ingot is a crystal pulled or cast from poly silicon with a certain diameter, crystalline structure, purity, resisitivity and lifetime. The specifications of the Ingot determine whether the material is useable for solar and or semi-conductor devices.

 •  Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that is cut from a silicon ingot, which can be processed into a solar cell. Wafers we use currently measure 125x125 or 156 x 156 millimetres and are approximately 240 microns thick, with 150-200 micron thick wafers expected to be introduced in 2006.

•  Solar Cells. A solar cell is a device made from a silicon wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. Solar cells produce approximately 2.3 Wattpeak at 125 x 125mm or 3.65Wp at 156 x 156mm of power each. Smaller or larger sizes have corresponding less or higher power.

 •  Solar Modules. A solar module is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar module can produce from 20 to 300 watts of power and range in size from 2 to 25 square feet. A single 100 Wattpeak solar module can power a standard 100-watt light bulb for several hours, the exact number of hours depending on solar radiation in the region of use. 450 Wattpeak of solar modules represents the power requirements of a typical home in the United States or the EU, excluding air conditioner use. Our company's main focus is on 50Wp to 175Wp modules and OEM modules.

 •  Systems. A solar system is an assembly of one or more solar modules that have been physically mounted and electrically interconnected, often with batteries or power electronics, to produce electricity. Typical residential on-grid systems range from a few hundred to several thousands of Wattpeak.

Sales, Marketing and Distribution

 We focus on B2B channels and bring our solar power products to market using distributors, system integrators and other value-added clients. Our distributors often add value through system design by incorporating our modules, associated with electronics, structures and wiring systems. Most of our clients have a geographic or applications focus. Our channel partners include companies that are exclusively solar clients as well as others for whom solar power is an extension of their core business, such as engineering design firms or other energy product marketers.

 We expect to collaborate closely with a relatively small number of selected clients throughout the world. We currently have approximately 35 partners worldwide and are actively working to refine our sales network by very careful addition of a few new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products. These clients mainly range from large, sometimes multinational, corporations to middle sized installation companies and some start-up companies, each chosen for their particular expertise or strategic value. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily and cost-effectively enter new geographic markets, attract new customers and develop advanced solar power applications.

 Our company is relatively young and therefore the network or relations is still developing robustly. We currently work with a relatively small number of clients who have particular expertise in a selected geographic or applications market segment. Since our network and sales revenue are developing robustly, performance of last year gives practically no bearing for reference. However, in the more relevant past 9 months of the current fiscal period, sales to our 5 largest customers have accounted for approximately 60% of our total product revenues since October 1st, 2005. As we continue to expand infrastructure and sales volumes, we anticipate developing relationships with additional customers and decreasing our dependence on any single customer. During the current fiscal period (2005-2006) approximately 68% of our product sales were made to customers in Europe, 29% in South-East Asia and 1% in the USA. All of our research subsidies and revenue was generated within the European Union. Additional information regarding the geographic distribution of our sources of revenue and our long-lived assets may be found in the footnotes to the Financial Statements included with this Annual Report on Form 10-K. Additional information regarding risks attendant to our foreign operations can be found under heading “Certain Factors Which May Affect Future Results” included in Part I, Item 7 of this Annual Report on Form 10-K.

 In addition, we market our products through trade shows, on-going customer communications, promotional material, our web site and advertising. Our staff provides customer service, application and engineering support to our partners, while also gathering information on current product performance and future product requirements.

 Information regarding our government contracts can be found under the heading “RESEARCH AND DEVELOPMENT” below.

MANUFACTURING

Our company has made investments in equipment for solar module, balance of system and silicon manufacturing during this fiscal period of GiraSolar BV. Currently the majority of our brand product is produced in partnership with third parties. Products are now manufactured in Germany, China and the USA. Within months we expect to start manufacturing in majority owned facilities in the USA. Further joint-ventures in the EU and Asia are planned for.

RESEARCH AND DEVELOPMENT

In total our R&D and Innovation portfolio always contains up to 10 projects in different phases.

GiraSolar BV, DutchSolar and affiliated companies take part in several EU and Kingdom of the Netherlands funded R&D and Innovation projects.

The Dutch government is particularly stimulating R&D and innovation through subsidies and tax incentives. The EU is particularly stimulating R&D through subsidies.

Our most recent projects - funded or partly funded by the Dutch Government through its agency SenterNovem – are amongst other: ClickFit, GiraSi!, BattMan and FlatFix. These are all co-financed by SenterNovem.

Our most recent EU projects in which we take part in one way or another and which are funded by the European Commission, are amongst other: Selflex, Helsolar and SolarWater.

As a result of R&D and innovation efforts two patents have been filed for in the past year for products in which our company has a significant stake. One patent is owned by one of the shareholders in GiraSolar BV: GiraSol International BV, the other patent has been filed for by GiraSolar BV itself.

Intellectual Property

Patents

 We believe that our commercial success will be supported by protection of our intellectual property rights underlying our proprietary technologies. We seek national and international patent protection only for major developments. Patents owned or shared are expected to cover the following areas:

- Solar grade poly silicon production

- Cell manufacturing technology

- Battery management systems and other BOS electronics

- Module support structures

 •  Solar Modules

There are no intellectual property rights pertaining to solar modules.

Trademarks and Copyrights

 We intend to have several United States and foreign trademark registrations associated with our business, including registrations for the trademarks including GiraSolar, DutchSolar the GiraSolar group logo.

Trade Secrets and Other Confidential Information

 With respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our solar power products and manufacturing processes involve proprietary know-how, technology or data, which are not covered by patents or patent applications, including selected materials, technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect our proprietary know-how, technologies and confidential data, and we continue to explore additional methods of protection. While we require all employees, key consultants and other third parties to enter into confidentiality agreements with us, we cannot be assured that proprietary information will not be disclosed inappropriately, that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets, or that we can meaningfully protect our trade secrets. Any material leak of such confidential or proprietary information into the public domain or to third parties could result in the loss of a competitive advantage in the solar power market.

COMPETITION

 The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to secure our supply chain, attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are over 100 companies in the world that produce solar power related products, including multinationals as BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation, and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including new manufacturing technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs.

 We believe that our technology focus on crystalline solar modules, cells and solar grade poly silicon, has the best perspective in the long run. Other technologies rely heavily on scarce elements as Indium, which is in short supply. Silicon is however the second most abundant element on earth.

Technologies, using nanotechnology or polymers are still far from commercial application. In general we expect no significant competition for our applications from thin film technologies – whether foil or glass - due to the higher efficiency of crystalline technology and dependency on scarce materials.

 The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for on-grid applications. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where sunlight is not available, although it is often matched with battery storage to provide highly reliable power solutions.

ENVIRONMENTAL REGULATIONS

 We hardly use, generate or discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials.

 We believe that we have all environmental permits necessary to conduct our business. We believe that we have – if any - properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our past or current premises. We are not aware of any environmental investigation, proceeding or action by foreign, federal or state agencies involving our past or current facilities. If we fail to comply with present or future environmental regulations, we could be subject to fines, suspension of production or a cessation of operations. Any failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

RISK FACTORS.

Certain Factors Which May Affect Future Results

Investors should carefully consider the risks described below before deciding whether to invest in our common stock. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. Our filings with the Securities and Exchange Commission also contain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below.

Risks Relating to Our Industry, Products, Financial Results and Operations

Evaluating our business and future prospects may be difficult due to the rapidly changing market landscape.

 There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Relative to the entire solar industry, we have shipped only a limited number of solar power modules and have recognized limited revenues.

 The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. We are only in the early stages of development and we have limited experience upon which to predict whether it will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a growing and rapidly evolving market.

We have a history of losses, do not exclude to incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

de

 We do not know whether our revenues will grow at all or grow rapidly enough to absorb these expenses, and our limited operating history makes it difficult to assess the extent of these expenses or their impact on our operating results.

We may need to raise significant additional capital in order to continue to grow our business and to fund our operations, which subjects us to the risk that we may be unable to maintain or grow our business as planned and that our stockholders may be subject to substantial additional dilution.

We do not know whether or not we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. In such a case, our stock price would likely be materially and adversely impacted.

 In addition, if we raise additional funds through the issuance of equity or convertible or exchangeable securities, the percentage ownership of our existing stockholders will be reduced. These newly issued securities may have rights, preferences and privileges senior to those of existing stockholders.

Our future success substantially depends on our ability to significantly increase our procurement, manufacturing and sales capacity through the acquisition or development of additional entities and manufacturing facilities. We may be unable to achieve our expansion goals as a result of a number of risks, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.

 Our future success depends on our ability to increase our sourcing, manufacturing and sales capacity. If we are unable to do so, we may not be able to achieve the production and sales volumes and per unit costs that will allow us to meet customer demand, maintain our competitive position and achieve profitability. Our ability to develop additional manufacturing facilities and new entities is subject to significant risk and uncertainty, including:

 •  we may need to continue to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do on reasonable terms or at all, and which could be dilutive to our existing stockholders;

 •  the acquisition of any additional entity or facility will be subject to the risks inherent in the development of a manufacturing facility, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

 •  we may be required to depend on third parties or strategic partnerships, which may subject us to risks that such third parties do not fulfil their obligations to us under our arrangements with them;

 •  the establishment of any new entity or facility will require significant management attention, and our management team, which has limited experience in the development of such facilities, may be unable to execute the expansion plan effectively; and

 •  if a new entity or facility is established internationally, we may encounter legal restrictions and liability, encounter commercial restrictions and incur taxes and other expenses to do so and otherwise be subject to the risks inherent in conducting business in a foreign jurisdiction as described elsewhere in this section.

 If we are unable to develop and successfully operate additional entities or facilities, or if we encounter any of the risks described above, we may be unable to scale our business to the extent necessary to achieve profitability, which would cause our stock price to decline. Moreover, there can be no assurance that if we do expand our capacity that we will be able to generate customer demand for our solar power products at these volumes or that we will increase our revenues or achieve profitability.

Because we depend on suppliers for a number of specialized materials, including silicon, necessary to manufacture solar power products, we are susceptible to supplier and industry-wide supply shortages and price volatility, which could adversely affect our ability to meet existing and future customer demand for our products and cause us to make fewer shipments, generate lower than anticipated revenues and may cause higher than expected product costs.

 We have suppliers for a number of specialized materials, including silicon, necessary to manufacture solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. Demand for and pricing of silicon has increased significantly over the past 30 months. Further increases in the demand for silicon may cause us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of our solar power products, which could result in customer dissatisfaction and decreased revenues. Additionally, further increases in the price of available silicon could negatively impact our results of operations in any given period.

Our dependence on a limited number of third party suppliers for raw materials, key components for solar power products and equipment for our operations could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

 We procure, manufacture and distribute all of our and third party products using resources and materials procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. We currently do not have contracts with many of our suppliers and may not be able to procure sufficient quantities of the materials, components and resources, necessary for our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary, we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair our ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. For example, a supplier’s failure to supply equipment or cells in a timely manner, with adequate quality and on terms acceptable to us, could delay our expansion and otherwise disrupt our growth plans or increase our cost of products.

We may fail to successfully bring to market new solar power related products under development, which may prevent us from achieving increased sales and market share.

We expect to derive a substantial portion of our revenues from sales of our new solar power related products that are under development and not yet commercially available. If we fail to successfully develop our new solar power related products or technologies, we will likely be unable to recover the losses we have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Many of our new product and manufacturing technologies are novel and represent a departure from current solar power related technologies, and it is difficult to predict whether we will be successful in completing their development. For example. our new poly silicon manufacturing technologies have been tested only in laboratory tests and, in other cases, only limited pre-production prototypes of our new products have been field-tested or limited sales have been achieved with new products.

Our products may not gain market acceptance, which would prevent us from achieving increased sales and market share.

 The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

- our failure to produce products that compete favorably against other products on the basis of cost, quality and performance;

- our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

- whether or not customers will accept our new products under development and the techniques we have developed to mount them; and

- our failure to develop and maintain successful relationships with distributors, systems integrators and other clients, as well as strategic partners.

 If our products fail to gain market acceptance, we would be unable to increase our sales and market share and to achieve and sustain profitability through these products.

Technological changes in the solar power industry could render our products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

 Our failure to further refine our technology and develop and introduce new products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that a variety of competing solar power technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of solar power products.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

 We currently sell our products primarily to distributors, system integrators and other value-added clients within the EU, North America and Asia. During our fiscal year ending September 30, 2005, we sold our products to approximately 20 clients, system integrators and other value-added clients. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with clients both within and outside of North America. We may be unable to enter into relationships with clients in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with clients will be influenced by the relationships between these clients and our competitors, market acceptance of our products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

We expect that our sales to manufacturers, clients and distributors worldwide, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

difficult and expensive compliance with the commercial and legal requirements of international markets, with which we may have only limited experience;

inability to obtain, maintain or enforce intellectual property rights;

 encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our products and reduce our market share in some countries;

 fluctuations in currency exchange rates relative to the United States dollar;

 difficulty in recruiting and retaining individuals skilled in international business operations;

 increased costs associated with maintaining international marketing efforts;

 difficulty of enforcing revenue collection internationally; and

 inability to develop, manufacture, market and sell our products and services in international markets due to, for example, third-party intellectual property rights.

 We expect that a portion of our international sales will be denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. For the foreseeable future, market conditions will require us to denominate a majority of our sales in local currencies, principally Euro, which will further expose us to foreign exchange gains or losses.

Our dependence on a small number of clients may cause significant fluctuations or declines in our product revenues.

 Since inception, our three largest clients accounted for approximately 44% of our product sales and our 10 largest clients accounted for approximately 90% of our product sales. Historically, all of our sales to these clients are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our clients are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these clients. We anticipate that sales of our solar power products to a limited number of key clients will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

 reduction, delay or cancellation of orders from one or more of our significant clients;

 selection by one or more of our significant clients of products competitive with ours;

 loss of one or more of our significant clients and our failure to recruit additional or replacement clients; and

 failure of any of our significant clients to make timely payment of our invoices.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

 As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. Although we have sold solar modules since 1997, none of these modules has been operating more than seven years, and a majority of them have been operating less than two years. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

Our success in the future may depend on our ability to establish and maintain strategic alliances, and any failure on our part to establish and maintain such relationships would adversely affect our market penetration and revenue growth.

 We intend to continue to establish strategic relationships with third parties in the solar power industry, particularly in international markets. Our ability to establish strategic relationships will depend on a number of factors, many of which are outside our control, such as the competitive position of our products relative to our competitors. We can provide no assurance that we will be able to establish other strategic relationships in the future.

 In addition, other strategic alliances that we establish, will subject us to a number of risks, including risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control, which would in turn cause our stock price to decline.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

 If we were to lose the services of Wieland Koornstra our Chief Executive Officer, President and a Director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We do not carry key person life insurance on any of our senior management or other key personnel.

 We had approximately 11 positions as of September 30, 2005, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

We may be affected by skilled labor shortages and labor disputes.

 We require experienced sales and technical engineers and machinists to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons. Labor disputes could also occur at our manufacturing facilities, which may affect our business. While our employees are not currently represented by labor unions or organized under collective bargaining agreements, labor disputes could occur at any of our facilities or our suppliers.

Extended business interruption at our facilities could result in reduced sales.

 Our inability to fill customer orders during an extended business interruption could negatively impact existing customer relationships resulting in market share decreases.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, this could have a material adverse effect on our business.

 Effective internal controls over financial controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls over financial reporting that need improvement. Additionally, as we rapidly grow our business, our internal controls over financial reporting will become more complex and will require significantly more resources to ensure that they remain effective. Failure to design required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If a material weakness is discovered the disclosure of that fact, even if quickly remediated, could have a material adverse effect on our business. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock.

Our management team may not be able to successfully implement our business strategies.

 If our management team is unable to execute on its business strategies, then our product development, the expansion of our operations and distribution network and our sales and marketing activities would be materially and adversely affected. We have undergone and anticipate undergoing further rapid growth in the scope of our operations, which is likely to place a significant strain on our management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

The reduction or elimination of government subsidies and economic incentives for on-grid applications could cause our revenues to decline.

 We believe that the growth of the majority of our target markets, particularly the market for on-grid applications, depends on the availability and size of government subsidies and economic incentives. Accordingly, the reduction or elimination of government subsidies and economic incentives would likely reduce the size of these markets and/or result in increased price competition, which could cause our revenues to decline. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid, mainly due to the exclusion of social costs in grid power costs. As a result, federal, state and local governmental bodies in many countries, most notably the Japan, Germany, Spain, Italy, Greece, Belgium, France and the United States, have provided subsidies in the form of feed-in tariffs, cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government subsidies and economic incentives could be reduced or eliminated altogether.

If solar power technology is not suitable for widespread adoption or sufficient demand for solar power products does not develop or takes longer to develop than we anticipate, our sales would not significantly increase and we would be unable to achieve or sustain profitability.

 The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

 cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

 performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

 •  success of alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

 •  fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources,

 • such as increases or decreases in the prices of oil and other fossil fuels;

 • capital expenditures by customers that tend to decrease when the United States or global economy slows;

 • continued deregulation of the electric power industry and broader energy industry; and

 • availability of government subsidies and incentives.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

 The solar power market is intensely competitive and rapidly evolving. Our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Sharp Corporation, Mitsubishi, Solar World AG and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential clients and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

If we are unable to protect our intellectual property adequately, we could lose our competitive advantage in the solar power market.

 Our ability to compete effectively against competing solar power technologies will partly depend on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

• we cannot be certain that our pending patent applications will result in issued patents or that the claims allowed are or will be sufficiently broad to protect our technology or processes;

• given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important;

• third parties may design around our patented technologies or seek to challenge or invalidate our intellectual property rights and there is no assurance that our intellectual property rights will deter infringement or misappropriation of our intellectual property;

• we may incur significant costs and diversion of management resources in prosecuting or defending intellectual property infringement suits;

• we may not be successful in prosecuting or defending intellectual property infringement suits and, as a result, may need to seek to obtain a license of the third party’s intellectual property rights, which may not be available to us, whether on reasonable terms or at all;

• the contractual provisions we rely on to protect our trade secrets and proprietary information, such as our confidentiality and non-disclosure agreements with our employees, consultants and other third parties, may be breached and our trade secrets and proprietary information may be disclosed to competitors, strategic partners and the public.

If we are subject to litigation and infringement claims, they could be costly and disrupt our business.

 In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the

United States or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate into and use to develop and manufacture our current and future products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. We may receive notices from third parties alleging patent, trademark or copyright infringement, claims regarding trade secrets or contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our technology efforts. No third party has a current filed intellectual property lawsuit, arbitration or other proceeding against us. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or to spend time and money to design around or avoid the intellectual property. Any such license may not be available at reasonable terms, or at all. We may, however, be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

• assert claims of infringement or misappropriation of or otherwise enforce our intellectual property rights;

• protect our trade secrets or know-how; or

• determine the enforceability, scope and validity of our intellectual property rights or those of others.

 We may be unsuccessful in defending or pursuing these lawsuits or claims. Regardless of the outcome, litigation can be very costly and can divert management’s efforts. An adverse determination may subject us to significant liabilities or require us to seek licenses to other parties’ intellectual property rights. We may also be restricted or prevented from developing, manufacturing, marketing or selling a solar power product or service that we develop. Further, we may not be able to obtain any necessary licenses on acceptable terms, if at all.

 In addition, we may have to participate in proceedings before the United States Patent and Trademark office, or before foreign patent and trademark offices, with respect to our patents, patent applications, trademarks or trademark applications or those of others. These actions may result in substantial costs to us as well as a diversion of management attention. Furthermore, these actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products and services on which our business strategy depends.

We may be unable to adequately protect or enforce our proprietary information, which may result in its unauthorized use or reduced sales or otherwise reduce our ability to compete.

 Our business and competitive position may partly depend upon our ability to protect our proprietary technology, including any solar power products that we develop. Despite our efforts to protect this information, unauthorized parties may attempt to obtain and use information that we regard as proprietary. Any patents issued in connection with our efforts to develop new technology for solar power products may not be broad enough to protect all of the potential uses of the technology.

 In addition, when we do not control the prosecution, maintenance and enforcement of certain important intellectual property, such as a technology in-licensed to us or shared with others, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the related solar power products.

 Our means of protecting our proprietary rights may not be adequate, and our competitors may:

 • independently develop substantially equivalent proprietary information, products and techniques;

 • otherwise gain access to our proprietary information; or

 • design around our patents or other intellectual property.

 We pursue a policy of having our employees, consultants and advisors execute proprietary information and invention agreements when they begin working for us. However, these agreements may not provide meaningful protection for our trade secrets or other proprietary information in the event of unauthorized use or disclosure. If we fail to maintain trade secret and patent protection, our potential, future revenues may be decreased.

International intellectual property protection is particularly uncertain and costly, and we may not have obtained or sought patent or trademark protection in many foreign countries where our products and services may be developed, manufactured, marketed or sold.

 Intellectual property law is uncertain and costly and is currently undergoing review and revision in many countries. Further, the laws of some foreign countries may not protect our intellectual property rights. Moreover, we have not sought, obtained or maintained patent and trademark protection in many foreign countries in which our products and services may be developed, manufactured, marketed or sold by us or by others.

Existing regulations and changes to such regulations may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

 The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our products may result in significant additional expenses to us and our clients and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Our reliance on government suport to partially fund our research and development programs could slow our ability to commercialize our solar power technologies and would increase our research and development expenses.

 We intend to continue our policy of selectively pursuing research, product development and market development programs funded by various agencies and governments to complement and enhance our own resources.

 These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could slow our ability to develop our solar power technologies. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. Our government-sponsored research projects are subject to audit and require that we provide regular written technical updates, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, the failure to provide these reports or to provide inaccurate or incomplete reports may provide the government with rights to any intellectual property arising from the related research. “March-in” rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the United States government or government agency may grant the license itself. The United States government or government agency can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts. Currently the United States Government is not funding any of our research projects. “March-in” rights do not pertain to EU or Dutch Government funded projects as far as we know.

Compliance with environmental regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

 We are required to comply with all foreign, federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We hardly use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Nevertheless, any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

 Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since sales of our existing products have been modest and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us.

We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments.

Risks Related to Our Common Stock

Substantial leverage and debt service obligations may adversely affect our cash flows.

We have indebtedness of $1,011,737. As a result of this indebtedness, our principal and interest payment obligations increased subsequently. The degree to which we are leveraged could, among other things:

• make it difficult for us to make payments on the notes;

• make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all, including financing to fund the development or expansion of EverQ’s manufacturing operations;

• make us more vulnerable to industry downturns and competitive pressures; and

• limit our flexibility in planning for, or reacting to changes in, our business.

 Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

The price of our common stock has been volatile.

 Our common stock is quoted on the Pink Sheets and the Frankfurt Stock Exchange. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $.95 to $2.45 for the 52-week period ended March 3, 2006. Our operating performance will significantly affect the market price of our common stock. Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

 • the size and timing of customer orders for or shipments of our products;

 • the rate and cost at which we are able to secure capacity to meet product demand, including the rate and cost at which we are able to implement advances in our GiraSolar brand of products

 • our ability to establish and expand key customer and distributor relationships;

 • our ability and the terms upon which we are able to raise capital sufficient to finance the expansion of our manufacturing capacity and our sales and marketing efforts;

 • our ability to establish strategic relationships with third parties to accelerate our growth plans;

 • the amount and timing of expenses associated with our research and development programs and our ability to develop enhancements to our manufacturing processes and our products;

 • delays associated with the supply of specialized materials necessary for the manufacture of solar power products;

 • one time charges resulting from replacing existing equipment or technology with new or improved equipment or technology as part of our strategy to expand our capacity and to decrease our per unit cost; developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

 • the timing of adding the personnel necessary to execute our growth plan.

 In addition, the stock market in general, and the Pink Sheets and the market for solar technology companies and us in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.

 We anticipate that our operating expenses will continue to increase significantly. If our product revenues in any quarter do not increase correspondingly, our net result for that period will increase or decrease accordingly. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

Because we do not yet intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

 We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain our earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable and near future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.

We are subject to anti-takeover provisions in our charter and by-laws and under Delaware law that could delay or prevent an acquisition of our company, even if the acquisition would be beneficial to our stockholders.

 Provisions of our certificate of incorporation and by-laws, as well as Delaware law, could make it more difficult and expensive for a third party to pursue a tender offer, change in control transaction or takeover attempt that is opposed by our board of directors. Stockholders who wish to participate in these transactions may not have the opportunity to do so. We also have a staggered board of directors, which makes it difficult for stockholders to change the composition of our board of directors in any one year. If a tender offer, change in control transaction, takeover attempt or change in our board of directors is prevented or delayed, the market price of our common stock could decline. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.

We can issue shares of preferred stock that may adversely affect the rights of a stockholder of our common stock.

 Our certificate of incorporation authorizes us to issue up to 10,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of stockholders of our common stock. For example, an issuance of shares of preferred stock could:

 • adversely affect the voting power of the stockholders of our common stock;

 • make it more difficult for a third party to gain control of us;

 • discourage bids for our common stock at a premium;

 • limit or eliminate any payments that the stockholders of our common stock could expect to receive upon our liquidation; or

 • otherwise adversely affect the market price of our common stock.

 We have in the past and we may in the future issue additional shares of authorized preferred stock at any time.

Furthermore, Mr. Klamka and Mr. Koornstra, in their capacity as owners of all outstanding shares of our Series A convertible preferred stock, are entitled to appoint two members of our three-member board of directors. This effectively ensures that Mr. Klamka and Mr. Koornstra would retain control over our management and affairs even if our issuance of additional shares were to result in them owning less than a majority of our voting power. (In significant matters, our shareholders conceivably could act independently of our board.) As long as they hold a majority of the shares of our Series A convertible preferred stock, Mr. Klamka and Mr. Koornstra would retain the right to appoint a majority of our board, since (1) our bylaws specify that our board is to consist of no more than three members and (2) our certificate of incorporation provides that any amendment of any provision of our bylaws relating to the size of our board must be approved by a majority of the outstanding shares of common stock and Series A convertible preferred stock, voting together as a class and voting separately.

 The operational headquarters is located in a leased space in Deventer, the Netherlands, where we maintain administration, engineering and other work space in one building. Our lease expire in May 2011.  Further storage and workspace is maintained with affiliates near Deventer. Other storage locations are used on ad-hoc basis with logistical partners.

 The company is a fairly young company, building up assets and property. A USA manufacturing facility is envisioned to become part of infrastructure in 2006. Equipment orders to improve manufacturing to the tune of € 1,250,000 have been placed and prepayments to the tune of € 310,000 have been made. Other manufacturing sites belong to third parties.

 PART II

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

GiraSolar, Inc. is not a party to any material legal proceedings. GiraSolar BV is part of a legal proceeding pertaining to GiraSolar BV – together with other parties - accusing a previous business partner of diverting revenue away from GiraSolar BV and withholding payments to third parties. Reservations pertaining to legal costs have been incorporated since 2004.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.

Defaults Upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

N/A

Item 5.

Other Information

We filed a Definitive 14c on April 12, 2006 subsequently the name of the company changed from Legend investment Corporation to GiraSolar, Inc.  Also there was a two for five stock split completed on  March 3, 2006.

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

  GIRASOLAR ……………….

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GiraSolar, Inc.

Date:  September 6, 2006

/s/ Peter Klamka

Peter Klamka, President & CEO

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, certify that;

1. I have reviewed this quarterly report on Form 10-Q of GiraSolar, Inc.

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

Date: September 6, 2006

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of GiraSolar Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending March 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Klamka, President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Klamka

Peter Klamka

President & CEO

Date: September 6, 2006

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.