Form 10-Q
period 2006-06-30
Legend Investment CORP
filed 2006-09-11
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2006 Commission File Number 000-50502

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

Yes x  No

----------  ----------

Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act).          Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company(as defined in Rule 12b-2 of the Exchange Act).               Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of September 1, 2006  is as follows:    27,413,700

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements.

GIRASOLAR, INC.

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Balance Sheet
(Unaudited)

	June	December
	30, 2006	31, 2005
		(Audited)
ASSETS

CURRENT ASSETS:
Cash	$ 3,396,667	$ 91
Notes receivable	20,000	20,000
Inventory	1,003,574	-
Prepaid expenses	3,068,246	-
Investments - at cost	39,609	40,000
Due from related parties	59,044	61,939

TOTAL CURRENT ASSETS	7,587,140	122,030

FURNITURE AND VEHICLES, NET	18,135	-

OTHER ASSET:
Due from related parties	158,316	-
Income tax refund receivable	88,569	-
Other receivables	188,152	-
	435,037	-

TOTAL ASSETS	$ 8,040,312	$ 122,030

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	$ 717,000	$ 670,001
Accounts payable	371,477	54,031
Customer prepayments	5,901,031	-
Other accruals	900,702	-
Accrued interest	221,731	146,798
Provision for warranty claims	276,008	-
Loan payable	51,508	52,008
Due to related party	557,663	339,292
TOTAL CURRENT LIABILITIES	8,997,120	1,262,130

NOTES PAYABLE	122,380	-

MINORITY INTEREST	136,759	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 shares
authorized; 1,000,000 Class A shares issued and outstanding	1,000	1,000
Common stock; $0.01 par value; 1,000,000,000 shares
authorized;27,413,700( December 31, 2005 - 4,678,480) shares issued	274,137	46,785
and outstanding
Common shares issuable, (December 31, 2005 - 550,000)	-	5,500
Additional paid-in capital	209,238	295,790
Accumulated deficit	(1,543,337)	(1,489,175)
Other comprehensive income	(156,985)
TOTAL STOCKHOLDERS' DEFICIT	(1,215,947)	(1,140,100)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 8,040,312	$ 122,030

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statements of Operations
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June	June
	30, 2006	30, 2005

REVENUE	$ 36,637,654	$ -

COST OF REVENUE	35,660,022	-

GROSS PROFIT	977,632	-
EXPENSES:
Selling, general and administrative	770,784	159,754

TOTAL EXPENSES	770,784	159,754

INCOME(LOSS) FROM OPERATIONS	206,848	(159,754)

OTHER INCOME (EXPENSE):
Interest income	359
Interest expense	(96,865)	(49,296)

TOTAL OTHER INCOME (EXPENSE)	(96,506)	(49,296)

PROFIT (LOSS) BEFORE PROVISION FOR
INCOME TAXES	110,342	(209,050)

PROVISION FOR INCOME TAXES	103,143	-

PROFIT (LOSS) BEFORE MINORITY INTEREST	7,199	(209,050)
MINORITY INTEREST	(122,720)	-

NET LOSS	$ (115,521)	$ (209,050)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.02)	$ (0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	13,629,382	4,384,530

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statement of Stockholders' Deficit
			(Unaudited)
From December 31, 2002 to June 30, 2006

					Additional				Other
	Preferred Stock		Common Stock		Paid-in			Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Income	Total

Balance, December 31, 2002	1,000,000	1,000	3,686,850	$ 36,869	$ 147,981	-	$ -	$ (442,343)	$ -	$ (256,493)

Net loss	-		-	-	-	-	-	(237,451)	-	(237,451)

Balance, December 31, 2003	1,000,000	1,000	3,686,850	36,869	147,981	-	-	(679,794)	-	(493,944)

Shares issued for services	-	-	565,000	5,650	50,850	-	-	-	-	56,500
Shares issued for cash	-	-	180,000	1,800	(800)	-		-		1,000
Net loss	-	-	-	-	-	-	-	(374,501)	-	(374,501)

Balance, December 31, 2004	1,000,000	1,000	4,431,850	44,319	198,031	-	-	(1,054,295)	-	(810,945)

Shares issued for cash	-	-	825,000	8,250	72,975	-	-	-	-	81,225
Shares returned to treasury	-	-	(500,000)	(5,000)	5,000	-	-	-	-	-
Corrections of prior years' stock numbers	-	-	(78,370)	(784)	(216)	-	-	-	-	(1,000)
Common stock issuable	-	-	-	-	20,000	550,000	5,500	-	-	25,500
Net loss	-	-	-	-	-	-	-	(434,880)	-	(434,880)

Balance, December 31, 2005	1,000,000	1,000	4,678,480	$ 46,785	$ 295,790	550,000	$ 5,500	$ (1,489,175)	-	$ (1,140,100)

Common stock issued for services	-	-	275,000	2,750	2,750	-	-	-	-	5,500
Common stock issued for debt conversion	-	-	1,550,000	15,500	15,500	-	-	-	-	31,000
Common stock issued on acquisition of company	-	-	2,000,000	20,000	20,000	-	-	-	-	40,000
Equity of acquired company	-	-	-	-	-	-	-	61,359	(49,270)	12,089
Foreign currency translation adjustment	-	-	-	-	-	-	-		7,089	7,089
Net loss for period	-	-	-	-	-	-	-	(74,938)	-	(74,938)

Balance, March 31, 2006	1,000,000	1,000	8,503,480	$ 85,035	$ 334,040	$ 550,000	$ 5,500	$ (1,502,754)	$ (42,181)	$ (1,119,360)

Common stock issued for services	-	-	1,815,000	18,150	18,150	-	-	-	-	36,300
Common stock issued for debt conversion	-	-	1,125,000	11,250	11,250	-	-	-	-	22,500
Common stock issued on forward split	-	-	15,970,220	159,702	(159,702)	-	-	-	-	-
Common stock issued and included above	-	-	-	-	5,500	(550,000)	(5,500)	-	-	-
Net loss for period	-	-	-	-	-	-	-	(40,583)		(40,583)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(114,804)	(114,804)
Valuation loss on investment securities held for sale	-	-	-	-	-	-	-	-	-	-

Balance, June 30, 2006	1,000,000	$ 1,000	27,413,700	$ 274,137	$ 209,238	$ -	$ -	$ (1,543,337)	$ (156,985)	$ (1,215,947)

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June	June
	30, 2006	30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (115,521)	$ (209,050)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	3,829	-
Issuance of common stock for services	41,800	-
Notes payable issued for salaries	100,000	130,000
Changes in operating assets and liabilities:
Accounts receivable	2,505,512	-
Inventory	(936,828)	-
Prepaid expenses	(3,025,621)	-
Income tax refund receivable	(88,569)	-
Other receivables	(188,152)	-
Accounts payable and accrued expenses	(1,459,597)	2,452
Customer prepayments	5,879,601	-
Provision for warranty claims	85,259	-
Minority interests	136,759	-
Accrued interest	221,731	48,358
Net cash used in operating activities	3,160,203	(28,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Repayment of investments	10,000	-
Notes receivable	-	(20,000)
Investments	(391)	(10,000)
Advances to related parties	(157,421)	(38,738)
Property and equipment additions	(1,752)	-
Net cash provided by financing activities	(149,564)	(68,738)
CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party, net	219,677	(11,274)
Advances from a third party- net	-	45,968
Proceeds from note payable, net	46,971	-
Proceeds from the sale of common stock	-	66,725
Net cash provided by financing activities	266,648	101,419
INCREASE (DECREASE) IN CASH	3,277,287	4,441
CASH, Beginning of year	119,380	214
CASH, End of year	$ 3,396,667	$ 4,655
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Interest paid	$ 72,528	$ 49,296
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

GiraSolar, Inc. (“GiraSolar” or the “Company”) was incorporated in the state of Delaware on June 7, 2002 under the name of Revolution Fighting, Inc. On January 5, 2005, the Company changed its name to Legend Investment Corporation, and in April, 2006, changed its name to GiraSolar, Inc. The Company initially was a sports entertainment company. The Company staged professional sporting events, including extreme fighting and professional boxing. The Company outsourced all production, logistics, and broadcast functions. On December 17, 2004, the Company elected to be regulated as a business development company under the Investment Company Act of 1940. The Company filed Form 1-E under the Securities and Exchange Act notifying the Securities and Exchange Commission of the intent to sell, under Regulation E promulgated under the Securities Act of 1933, up to $5 million of the Company’s common stock.  On July 1, 2005, the Company terminated the offering represented by the previously filed Form 1-E and filed a new Form 1-E.  The Company has not yet commenced any offering under the new Form 1-E.

These financial statements include the Company and its subsidiary – Girasolar, B.V.  The primary activities of Girasolar, B.V. consist of the production of solar energy equipment; the sale of solar energy applications and equipment; and consultancy of solutions in the field of solar energy applications and equipment.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for six months ended June 30, 2006 of $115,521 and as at June 30, 2006, had an accumulated deficit of $1,543,337 and a working capital deficit of $1,409,980.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

 (UNAUDITED)

Basis of Presentation(continued)

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results for the full fiscal year ended December 31, 2006.

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

JUNE 30, 2006

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

GIRASOLAR INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of June 30, 2006 and June 30, 2005.

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

JUNE 30, 2006

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

JUNE 30, 2006

(UNAUDITED)

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

JUNE 30, 2006

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

Foreign Currency Translation

Girosolar, B.V. maintains its books and records in Euros, the currency of the Netherlands.  The Euro is the Company’s functional currency, as the Company’s business activities are located in the Netherlands and dominated in Euros.  Translation of amounts into United States Dollars have been made at the rate of $1.2551 (US$) at June 30, 2006.  No representation is made that the Euro amount could have been, or could be converted into US$ at that rate or at any other rate.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Note 2 – Notes Payable (Including Related Party)

As of June 30, 2006, the Company has issued two notes payable in the amounts of $572,001  and $117,500 that are payable to the Company’s majority stockholder, Barton PK, LLC, and a former employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation. These notes are convertible at the option of payees.

Other related parties have made a private loan to the Company.  The loan is subordinated to all existing and future liabilities of the Company.  The loan includes interest at 5% annually.  The loan is not yet formalized, and therefore there is no interest accrual at June 30, 2006.  The amount of this loan is $117,574.

Note 3 – Related Party Transactions

A total of $59,044 is due from three companies that are controlled by a related Company.  These advances are non-interest bearing and the Company can demand payment at any time.

Due to a related party at June 30, 2006, are advances in the aggregate amount of $381,647 made to the Company by a related party, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand. This note is convertible at the option of payee.

Balances due to related parties at June 30, 2006 total $176,016 for parties related to our wholly owned subsidiary, GiroSolar, Inc.

Note 4 – Stockholders’ Deficit

During the six months ended June 30, 2006, the Company issued 2,000,000 restricted common shares for the purchase of 51% of Girasolar BV, issued 275,000 shares for services rendered and issued 1,550,000 to reduce debt.  The conversion value for these transactions was done at $0.02 per share.

In May 2006, the Company authorized a forward split of qualifying shares which created an additional 15,970,220 common shares.

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Note 5 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with Victory Brand, LLC, a Michigan limited liability corporation to advance funds totaling $500,000 to Victory in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of June 30, 2006, the Company has only advanced $10,000 to Victory.

Note 6 – Investments

On June 24, 2005 the Company advanced $10,000 to Info Tech for a period of 120 days.

On September 12, 2005 the Company entered into an agreement to invest  a total of $400,000 in a combination of stock and cash into HC Oil and Gas Inc., a company owning interests in various oil and gas wells situated in Texas.  The investment is to be made over a 60 day period from the date of the signing of the agreement.  Legend as result of the investment will be entitled to receive 30% of the future revenues derived from the properties.  Up to June 30, 2006, the Company has advanced $30,000.

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

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Note 8 – Contingent liabilities

The Company is involved in a legal procedure with another Dutch trading company.  The legal procedure alleges that the Company has acted unlawfully by taking over orders of customers for an amount of 135,000 Euros (approximately $162,873)  The outcome of the legal procedure is uncertain, but it is the opinion of the Company’s management that Girasolar, B.V. has acted lawfully and therefore no liability is accrued for these financial statements.

Note 9 – Operating Government Grants

Operating government grants are included in revenues on the consolidated statement of operations.  The grants are included in the consolidated statement of operations in the year in which the subsidized expenses are charged, in which the loss of income is incurred, or in which the operating loss has occurred.  Operating government grants included on the consolidated statement of operations for the three month period ended June 30, 2006 total $9,528.

Note 10 – Income taxes

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

Six months ended June 30,

2006            2005

The components of income (loss) before income

   taxes, based on the location of operations

   consist of the following:

Domestic

    $  (269,096)    $  (62,715)

Foreign

          276,295              --

    $    (7,199)  $    (62,715)

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED

The components of the income tax provision

   include:

       Current:

Federal                                                 $         --             $   --

            Foreign                                                        123,462            --

State and local                                                 --                  --

                                                                                      $     123,462           --

       Deferred

Federal                                                  $

 --            $   --

            Foreign (benefit)                                         (20,319)          --

State and local                                                  --                 --

      Total tax provision

                           $     103,143          --

Dutch income taxes have been recorded on the net income of the consolidating entities which are not a fiscal unity for the Dutch income tax in the amount of $123,462.  In addition, an income tax refund receivable has been recorded  for one of the consolidating Dutch entities which has a net operating loss.  The receivable is recorded as an other asset since it will not be received until that Company has taxable income.

The consolidated effective tax rates are different than the U.S. Federal statutory rate.  The differences result from the following:

Statutory rate                                                                        35.0%                35.0%

State and local taxes, net of federal tax benefit                      6.0                     6.0

Tax effect of foreign operations                                          (93.0)                     --

Net operating loss carryforward                                           41.0                    41.0

Effective tax rate                                                                (93.0)%                  --  %

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

GIRASOLAR, INC.

NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Note 11 – Pro Forma Adjustment

The following summary presents the results of operations for the six month period ending June 30,  2006, as though the transaction to acquire 51% of the outstanding stock of GiroSolar, B.V. had occurred on January 1, 2006.

                                                                                                Pro-forma          Pro-forma

As reported    Adjustment             Totals

Total income (loss)                  $  110,342       $  91,842         $ 202,184

Provision for taxes                        103,143          34,861            138,004

Minority interest                           122,720          27,921            140,641

Net loss (income)                      $ (115,521)   $  29,060          $ (86,461)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-Q.

Operating Results for the Three Months Ended June 30, 2006 and 2005

Revenues. Our revenues for the three months June 30, 2006 ended were $32,238,116. This is the result of our company’s Acquisition of GiraSolar BV.

Operational Expenses. Our operational expenses during the three months ended June 30, 2006 increased to $32,052,781 as compared to $76,779 for the three months ended June 30, 2005. This increase is the result of our company’s Acquisition of GiraSolar BV

Net Income (Loss). Our net loss during the three months ended June 30, 2006  was $(40,983)  as compared to $108,820 during the three months ended June 30, 2005. The change was because of the company’s Acquisition of GiraSolar BV

Six months ended June 30, 2006 vs. June 30, 2005

Revenue for the six months ended June 30, 2006 increased by $ 36,637,654 or 100% from $ 0 for the six months ended June 30, 2005 to $36,637,654   for the six months ended June 30, 2006. The change was because of the company’s Acquisition of GiraSolar BV

Cost of revenue for the six months ended June 30, 2006 increased $35,660,022 or 100% from $ 0 for the six months ended June 30, 2005 to $35,660,022 for the six months ended June 30, 2006. The change was because of the company’s Acquisition of GiraSolar BV.

Changes in Balance Sheet. As of June 30, 2006, we had current assets of $7,587,140   as compared to $122,030 at December 31, 2005, total assets of $8,040,312 at June 30, 2006 as compared to $122,030 at December 31, 2005, total liabilities of $9,256,259 as compared to $1,262,130 at December 31, 2005 and stockholders' equity (deficit) at June 30, 2006 of ($1,543,337) as compared to ($1,140,100) at December 31, 2005. The increase in assets, increase in liabilities and increase in stockholders' (deficit) is the result of the company’s Acquisition of GiraSolar BV

GENERAL INFORMATION

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

 We had approximately 11 positions as of Septembe r 30, 2005, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

Our reliance on government support to partially fund our research and development programs could slow our ability to commercialize our solar power technologies and would increase our research and development expenses.

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

We have indebtedness of $890,888. As a result of this indebtedness, our principal and interest payment obligations increased subsequently. The degree to which we are leveraged could, among other things:

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

 • developments in the competitive environment, including the introduction of new products or technological advancements by our competitors; and

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

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

  GIRA SOLAR ……………….

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIRASOLAR, INC.

Date: September 11, 2006

/s/ Peter Klamka

Peter Klamka, President & CEO

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, certify that;

1. I have reviewed this quarterly report on Form 10-Q of GiraSolar Inc..

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

Date: September 11, 2006

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of GiraSolar, Inc, a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending June 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Klamka, President & CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Klamka

Peter Klamka

President & CEO

Date: September 11, 2006