Form 10QSB
period 2006-09-30
Girasolar, Inc.
filed 2006-11-17
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2006 Commission File Number 000-50502

GiraSolar, Inc.

---------------------------------------------------------

(Exact name of Registrant as specified in its charter)

Delaware     68-0526359

------------------------     -----------------------------------

(State of Incorporation)   (I.R.S. Employer Identification

Number)

173 Parkland Plaza, Suite B, Ann Arbor MI 48103

----------------------------------------------------

(address of principal executive offices) (Zip Code)

(734) 418-3004

----------------------------------------------------

(Registrant's telephone number, including area code)

----------------------------------------------------------------

(Former name, address or fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 35,533,700 common shares, $.01 par value per share, as of October 31, 2006.

	TABLE OF CONTENTS	Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operations
Item 3.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales Of Securities And Use Of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other information
Item 6.	Exhibits
SIGNATURES

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

GIRASOLAR, INC.

(formerly Legend Investment Corporation)

UNAUDITED INTERIM FINANCIAL STATEMENTS

September 30, 2006

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Balance Sheet
(Unaudited)

	September	December
	30, 2006	31, 2005

ASSETS

CURRENT ASSETS:
Cash	$ 225,461	$ 91
Notes receivable	20,000	20,000
Accounts receivable, net	13,326,265	--
Inventory	1,092,440	--
Prepaid expenses	1,407,602	--
Investments - at cost	34,711	40,000
Due from related parties	58,044	61,939

TOTAL CURRENT ASSETS	16,164,523	122,030

FURNITURE AND VEHICLES, NET	21,667	--

OTHER ASSET:
Due from related parties	1,197,215	--
Tax refunds receivable	176,293	--
Other receivables	74,394	--
	1,447,902	--

TOTAL ASSETS	17,634,092	122,030

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Notes payable	891,347	670,001

Accounts payable	3,743,330	54,031
Customer prepayments	12,425,728	--
Other accruals	791,581	--
Accrued interest	257,553	146,798
Provision for warranty claims	280,252	--
Loan payable	53,008	52,008
Due to related party	520,567	339,292
TOTAL CURRENT LIABILITIES	18,963,366	1,262,130

MINORITY INTEREST	74,031	--

COMMITMENTS AND CONTINGENCIES	--	-

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value; 5,000,000 shares
authorized; 1,000,000 Class A shares issued and outstanding	1,000	1,000
Common stock; $0.01 par value; 10,000,000 shares
authorized;27,413,700( December 31, 2005 - 4,678,480)	274,137	46,785
shares issued and outstanding
Common shares issuable, (December 31, 2005 - 550,000)	-	5,500
Additional paid-in capital	209,238	295,790
Accumulated deficit	(1,833,995)	(1,489,175)
Other comprehensive income	(53,685)	--
TOTAL STOCKHOLDERS' DEFICIT	(1,403,305)	(1,140,100)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 17,634,092	$ 122,030

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September	September	September	September
	30, 2006	30, 2005	30, 2006	30, 2005

REVENUE	$ 15,264,326	$ -	$ 51,901,980	$ -

COST OF REVENUE	15,200,766	-	50,860,788	-

GROSS PROFIT (LOSS)	63,560	-	1,041,192	-

EXPENSES:
Selling, general and administrative	362,725	76,863	1,133,509	230,589
TOTAL EXPENSES	362,725	76,863	1,133,509	230,589

LOSS FROM OPERATIONS	(299,165)	(76,863)	(92,317)	(230,589)

OTHER INCOME (EXPENSE):
Interest income	4		363
Interest expense	(40,386)	(29,867)	(137,251)	(89,600)
TOTAL OTHER INCOME (EXPENSE)	(40,382)	(29,867)	(136,888)	(89,600)

PROFIT (LOSS) BEFORE PROVISION FOR
INCOME TAXES	(339,547)	(106,730)	(229,205)	(320,189)

PROVISION FOR INCOME TAXES	(48,889)	-	54,254	-

PROFIT (LOSS) BEFORE MINORITY INTEREST	(290,658)	(106,730)	(283,459)	(320,189)

MINORITY INTEREST	84,995	-	(37,725)	-

NET PROFIT (LOSS)	$ (205,663)	$ (106,730)	$ (321,184)	$ (320,189)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$ (0.02)	$ (0.05)	$ (0.02)	$ (0.05)
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	13,629,382	4,384,530	13,629,382	4,384,530

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months	Nine Months
	Ended	Ended
	September	September
	30, 2006	30, 2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (321,184)	$ (320,189)
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation	5,484	-
Issuance of common stock for services	41,800	-
Notes payable issued for salaries	150,000	195,000
Changes in operating assets and liabilities:
Accounts receivable	(13,326,265)	-
Inventory	(1,092,440)	-
Prepaid expenses	(1,407,602)	-
Tax refund receivable	(176,293)	-
Other receivables	(74,394)	-
Accounts payable and accrued expenses	4,480,880	3,963
Customer prepayments	12,425,728	-
Provision for warranty claims	280,252	-
Minority interests	74,031	-
Accrued interest	110,755	89,600
Net cash used in operating activities	1,170,752	(31,626)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	-	(20,000)
Investments	-	(40,000)
Advances to related parties	(1,193,320)	(51,716)
Property and equipment additions	(1,788)	-
Net cash provided by financing activities	(1,195,108)	(111,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party, net	177,380	106,725
Advances from a third party- net	-	52,008
Proceeds from note payable, net	72,346	-
Proceeds from the sale of common stock	-	(11,274)

Net cash provided by financing activities	249,726	147,459

INCREASE (DECREASE) IN CASH	225,370	4,117

CASH, Beginning of year	91	214

CASH, End of year	$ 225,461	$ 4,331

SUPPLEMENTAL INFORMATION:
Interest paid	$ 99,025	$ 49,296
Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

GIRASOLAR, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2006 of $321,184 and as at September 30, 2006, had an accumulated deficit of $1,833,995 and a working capital deficit of $2,798,843.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

GIRASOLAR, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

 (UNAUDITED)

Basis of Presentation(continued)

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States for interim financial information. The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto contained in the Report on Form 10-KSB of the Company as filed with the Securities and Exchange Commission. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results for the full fiscal year ended December 31, 2006.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of September 30, 2006 and September 30, 2005.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Total comprehensive loss consists of the net income for the respective periods, the foreign currency translation adjustments, and the unrealized loss on available for sale securities.

GIROSOLAR, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

NOTES INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Foreign Currency Translation

Girosolar, B.V. maintains its books and records in Euros, the currency of the Netherlands.  The Euro is the Company’s functional currency, as the Company’s business activities are located in the Netherlands and dominated in Euros.  Translation of amounts into United States Dollars have been made at the rate of $1.2744 (US$) at September 30, 2006.  No representation is made that the Euro amount could have been, or could be converted into US$ at that rate or at any other rate.

GIRASOLAR, INC.

NOTES INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Note 2 – Notes Payable (Including Related Party)

As of September 30, 2006, the Company has issued two notes payable in the amounts of $649,500 and $117,500 that are payable to the Company’s majority stockholder, Barton PK, LLC, and a former employee of the Company, respectively. Both notes bear interest at 21% per annum and are payable upon demand. The notes were issued for past due compensation. These notes are convertible at the option of payees.

Other related parties have made a private loan to the Company.  The loan is subordinated to all existing and future liabilities of the Company.  The loan includes interest at 5% annually.  The loan is not yet formalized, and therefore there is no interest accrual at September 30, 2006.  The amount of this loan is $122,380.

Note 3 – Related Party Transactions

A total of $58,044 is due from three companies that are controlled by a related Company.  These advances are non-interest bearing and the Company can demand payment at any time.

Due to a related party at September 30, 2006, are advances in the aggregate amount of $382,247 made to the Company by a related party, to fund the operations of the Company. These advances are non-interest bearing and are payable upon the demand Or convertible on demand ..

Balances due to related parties at September 30, 2006 total $138,320 for parties related to our  subsidiary, GiraSolar, B.V..[??]

Note 4 – Stockholders’ Deficit

During the nine months ended September 30, 2006, the Company issued 2,000,000 restricted common shares for the purchase of 51% of Girasolar BV, issued 275,000 shares for services rendered and issued 1,550,000 to reduce debt.  The conversion value for these transactions was done at $0.02 per share.

Note 5 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with Victory Brand, LLC, a Michigan limited liability corporation to advance funds totaling $500,000 to Victory in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of September 30, 2006, the Company has only advanced $10,000 to Victory.

GIRASOLAR, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Note 6 – Investments

On September 12, 2005 the Company entered into an agreement to invest  a total of $400,000 in a combination of stock and cash into HC Oil and Gas Inc., a company owning interests in various oil and gas wells situated in Texas.  The investment is to be made over a 60 day period from the date of the signing of the agreement.  Legend as result of the investment will be entitled to receive 30% of the future revenues derived from the properties.  Up to September 30, 2006, the Company has advanced $30,000.

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

The Company has agreed to register the two million shares with the Securities and Exchange Commission.

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

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Note 10 – Income taxes

Income taxes are accounted for in accordance with SFAS 109, Accounting for Income Taxes, using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in  the period that includes the enactment date.

The components of the Company’s income (loss) from continuing operations before income taxes by location and the related income tax provision are as follows:

Nine months ended September 30,

2006            2005

The components of income (loss) before income

   taxes, based on the location of operations

               consist of the following:

Domestic

    $  (360,448)    $  (320,189)

Foreign

                      131,243

GIRASOLAR, INC.

NOTES TO INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED

The components of the income tax provision

   include:

       Current:

Federal                                                 $         --             $   --

            Foreign                                                          54,254            --

State and local                                                 --                  --

                                                                                      $      54,254           --

Dutch income taxes have been recorded on the net income of the consolidating entities which are not a fiscal unity for the Dutch income tax in the amount of $54,254.  In addition, an income tax refund receivable has been recorded  for one of the consolidating Dutch entities which has a net operating loss.  The receivable is recorded as an other asset since it will not be received until that Company has taxable income.

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

Note 11 – Pro Forma Adjustment

The following summary presents the results of operations for the nine month period ending September 30, 2006, as though the transaction to acquire 51% of the outstanding stock of GiroSolar, B.V. had occurred on January 1, 2006.

                                                                                                Pro-forma          Pro-forma

As reported    Adjustment             Totals

Total income (loss)                  $  (229,205)    $  91,842        $ (137,363)

Provision for taxes                          54,254          34,861               89,115

Minority interest                             37,725           27,921              65,646

Net loss (income)                     $ (321,184)     $  29,060        $ (292,124)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Three Months Ended September 30, 2006 vs.  September 30, 2005

Revenues. Our revenues for the three months ended September 30, 2006 increased by $15,264,326, or 100% from $0 for the three months ended September 30, 2005. This change was a result of our acquisition of GiraSolar, B.V.

Cost of Revenue. Our cost of revenue for the three months ended September 30, 2006 increased $15,200,764 or 100% from $ 0 for the three months ended September 30, 2005. The change was a result of our acquisition of GiraSolar, B.V.

Net Income (Loss). Our net loss during the three months ended September 30, 2006 was $(205,663) as compared to $(106,730) during the three months ended September 30, 2005. The change was a result of our acquisition of GiraSolar, B.V.

Nine Months Ended September 30, 2006 vs.  September 30, 2005

Revenues. Our revenues for the nine months ended September 30, 2006 increased by $51,901,980 or 100% from $0 for the nine months ended September 30, 2005. The change was a result of our acquisition of GiraSolar, B.V.

Cost of Revenue. Our cost of revenue for the nine months ended September 30, 2006 increased $50,860,788 or 100% from $ 0 for the nine months ended September 30, 2005. The change was a result of our acquisition of GiraSolar, B.V.

Net Income (Loss). Our net loss during the nine months ended September 30, 2006 was $(321,184) as compared to $(320,189) during the nine months ended September 30, 2005. The change was a result of our acquisition of GiraSolar, B.V.

Changes in Balance Sheet. As of September 30, 2006, we had current assets of $16,164,523 as compared to $122,030 at December 31, 2005, total assets of $17,634,092 at September 30, 2006 as compared to $122,030 at December 31, 2005, total liabilities of $18,963,366 as compared to $1,262,130 at December 31, 2005 and stockholders' equity (deficit) at September 30, 2006 of ($1,403,305) as compared to ($1,140,100) at December 31, 2005. The increase in assets, increase in liabilities and increase in stockholders' (deficit) is the result of our acquisition of GiraSolar, B.V.

Liquidity and Capital Resources

We have historically financed our operations and met our capital expenditure requirements primarily through sales of our capital stock, issuance of debt and, to a lesser extent, product revenues. Research and development expenditures have historically been

At September 30, 2006, we had working capital deficiency of $2,798,843, including cash, and  cash equivalents.

Net cash used in operating activities was $1,170,752 million for the year-to-date period ended September 30, 2006, as compared to $(31,626) million for the year-to-date period ended September 30, 2005.

Net cash used in investing activities was $0  for the year-to-date period ended September 30, 2006, as compared to $0  for the year-to-date period ended September 30, 2005.

 We may be required to raise additional capital to respond to competitive pressures and acquire complementary businesses or necessary technologies. We do not know whether we will be able to raise additional financing or financing on terms favorable to us. If adequate funds are not available or are not available on acceptable terms, our ability to fund our operations, further develop and expand our manufacturing operations and distribution network, or otherwise respond to competitive pressures would be significantly limited.

GENERAL INFORMATION

GiraSolar, Inc. is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol GRSR.PK. We were organized under the laws of Delaware on June 7, 2002.

We develop, market, and manufacture solar power products. Our business contributes to the promotion and growth of environmentally clean electric power throughout the world.

We own a majority of GiraSolar, B.V. which is based in the Netherlands. GiraSolar, B.V. operates through three subsidiaries: Dutch Solar B.V., GiraMundo, and a 51% owned joint venture called GiraSolar Turkey. All of our revenue is derived from the activities of GiraSolar, B.V.

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

Our end-products are currently primarily sold in the EU. Main markets within the EU are Germany and Spain, where strong incentive programs stimulate the market.

We are building up positions in emerging markets like the USA, Portugal, Italy and France, where incentive programs have or are being implemented.

We also generate revenue through the sale of raw materials and intermediate products, such as pure silicon, silicon half fabricates and derivates to third parties, consulting solar related projects, and resale and distribution of solar components to third parties.

The main markets for intermediate products we have are now UK, Germany, China and Taiwan.

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

Electricity demand is expected to grow at 4% per year over the next two decades in the emerging economies, including China, which currently accounts for only one-third of electricity consumption and where reliable electricity is critical to economic growth. Electricity consumption is expected to grow annually at 1.5% to 2.0% in North America, Europe and industrialized Asia.

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

It is our belief that traditional fossil fuel-based generation technologies alone will not be enough to meet future demand for electricity.

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

•  Increased efficiency and lower costs of solar cells. ISA BV, significant share holder in GiraSolar, B.V., is project leader in the almost finalized and EU funded "High Efficiency Low Cost Solar Cell project", based on Self-Formation technology. Through introduction of this technology within operations of industry partners, the company can benefit of increased cell efficiency at reduced costs of cells. DutchSolar BV, a 100% owned subsidiary of GiraSolar, B.V., is now part of the SELFLEX project team,

•  New technology for producing solar grade poly silicon. Our company recently filed a patent request for what we believe is a Break-through technological development in solar grade poly silicon production.

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

Our Business Strategy

Our business strategy is to continue to develop, manufacture and market solar power products in commercial applications around the world. Our focus is in the following areas:

•  Continue to develop the GiraSolar brand of products.

•  Expand our network of clients and partners. We currently sell products or services in a number of countries including the Netherlands, Germany, Spain, China, Taiwan, UK and the United States. We intend to expand our network of partners and customers through additional distribution.

•   Secure additional sources for raw materials, intermediate products and finished products.

•   Secure additional protections for our intellectual property.

•   Secure manufacturing facility through acquisition or joint venture.

•   Diversify and differentiate our product lines and markets.

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

Our company is relatively young and therefore the network or relations is still developing robustly. We currently work with a relatively small number of clients who have particular expertise in a selected geographic or applications market segment. Since our network and sales revenue are developing robustly, performance of last year gives practically no bearing for reference. However, in the more relevant past 9 months of the current fiscal period, sales to our 5 largest customers have accounted for approximately 60% of our total product revenues since October 1st, 2005. As we continue to expand infrastructure and sales volumes, we anticipate developing relationships with additional customers and decreasing our dependence on any single customer. During the current fiscal period, approximately 68% of our product sales were made to customers in Europe, 29% in South-East Asia and 1% in the USA. All of our research subsidies and revenue was generated within the European Union.

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

RESEARCH AND DEVELOPMENT

In total our R&D and Innovation portfolio always contains up to 10 projects in different phases. GiraSolar, B.V., DutchSolar and affiliated companies take part in several EU and Kingdom of the Netherlands funded R&D and Innovation projects.

The Dutch government is particularly stimulating R&D and innovation through subsidies and tax incentives. The EU is particularly stimulating R&D through subsidies.

Our most recent projects which are funded or partly funded by the Dutch Government through its agency SenterNovem are, amongst others: ClickFit, GiraSi!, BattMan and FlatFix. These are all co-financed by SenterNovem.

Our most recent EU projects in which we take part in one way or another, and which are funded by the European Commission, are amongst other: Selflex, Helsolar and SolarWater.

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

PROPERTIES

Our operational headquarters is located in a leased space in Deventer, the Netherlands, where we maintain administration, engineering and other work space in one building. Our lease expires in May 2011. Further storage and workspace is maintained with affiliates near Deventer. Other storage locations are used on ad-hoc basis with logistical partners.

We are a fairly young company, building up assets and property.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2006. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

The Company is involved in a legal procedure with another Dutch trading company.  The legal procedure alleges that the Company has acted unlawfully by taking over orders of customers for an amount of 135,000 Euros (approximately $162,873)  The outcome of the legal procedure is uncertain, but it is the opinion of the Company’s management that Girasolar, B.V. has acted lawfully and therefore no liability is accrued for these financial statements

Item 1A.

Risk Factors.

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

•  we may be required to depend on third parties or strategic partnerships, which may subject us to risks that such third parties do not fulfill their obligations to us under our arrangements with them;

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

The development of a successful market for our products may be adversely affected by a number of factors, many of which are beyond our control, including:

•  our failure to produce products that compete favorably against other products on the basis of cost, quality and performance;

•  our failure to produce solar power products that compete favorably against conventional energy sources and alternative distributed generation technologies, such as wind and biomass, on the basis of cost, quality and performance;

•  whether or not customers will accept our new products under development and the techniques we have developed to mount them; and

•  our failure to develop and maintain successful relationships with distributors, systems integrators and other clients, as well as strategic partners.

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

We currently sell our products primarily to distributors, system integrators and other value-added clients within the EU, North America and Asia. During GiraSolar B.V’s fiscal year ending September 30, 2005, we sold our products to approximately 20 clients, system integrators and other value-added clients. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with clients both within and outside of North America. We may be unable to enter into relationships with clients in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with clients will be influenced by the relationships between these clients and our competitors, market acceptance of our products and our low brand recognition as a new entrant.

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

We expect that our sales to manufacturers, clients and distributors worldwide, will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our products internationally expose us to a number of markets with which we have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

•  difficult and expensive compliance with the commercial and legal requirements of international markets, with which we may have only limited experience;

•  inability to obtain, maintain or enforce intellectual property rights;

•  encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our products and reduce our market share in some countries;

•   fluctuations in currency exchange rates relative to the United States dollar;

•  difficulty in recruiting and retaining individuals skilled in international business operations;

•  increased costs associated with maintaining international marketing efforts;

•  difficulty of enforcing revenue collection internationally; and

•  inability to develop, manufacture, market and sell our products and services in international markets due to, for example, third-party intellectual property rights.

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

Since inception, our three largest clients accounted for approximately 44% of our product sales and our 10 largest clients accounted for approximately 90% of our product sales. Historically, all of our sales to these clients are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our clients are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these clients. We anticipate that sales of our solar power products to a limited number of key clients will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

•   reduction, delay or cancellation of orders from one or more of our significant clients;

•   selection by one or more of our significant clients of products competitive with ours;

 •  loss of one or more of our significant clients and our failure to recruit additional or replacement clients; and

 •  failure of any of our significant clients to make timely payment of our invoices.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty includes a one-year warranty period for defects in material and workmanship and a 25-

year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

If we were to lose the services of Wieland Koornstra or Peter Klamka our Chief Executive Officer, President and a Director, or any of our other executive officers and key employees, our business could be materially and adversely impacted. We do not carry key person life insurance on any of our senior management or other key personnel.

We had approximately 12 positions as of September 30, 2006, and we anticipate that we will need to hire a significant number of new highly-skilled technical, manufacturing, sales and marketing and administrative personnel if we are to successfully develop and market our products. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

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

Effective internal controls over financial controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls over financial reporting that need improvement. Additionally, as we rapidly grow our business, our internal controls over financial reporting will become more complex and will require significantly more resources to ensure that they remain effective. Failure to design required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If a material weakness is discovered the disclosure of that fact, even if quickly remediated, could have a material adverse effect on our business. In addition, future non-compliance with Section 404 of Sarbanes-Oxley could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock.

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

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. In addition, demand for solar power products in the markets and geographic regions we target may not develop or may develop more slowly than we anticipate. Many factors will influence the widespread adoption of solar power technology and demand for solar power products, including:

•  cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•  performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

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

We have indebtedness of $891,347  As a result of this indebtedness, our principal and interest payment obligations increased subsequently. The degree to which we are leveraged could, among other things:

• make it difficult for us to make payments on the notes;

• make it difficult for us to obtain financing for working capital, acquisitions or other purposes on favorable terms, if at all, including financing to fund the development or expansion of manufacturing operations;

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

Our common stock is quoted on the Pink Sheets and the Frankfurt Stock Exchange. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $.60 to $2.48 for the 52-week period ended September 30, 2006. Our operating performance will significantly affect the market price of our common stock. Our quarterly revenue and operating results have fluctuated significantly in the past and may fluctuate significantly from quarter to quarter in the future due to a variety of factors, including:

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

Submission of Matters to a Vote of Security Holders

N/A

Item 5.

Other Information

None.

Item 6.

Exhibits

No.

Description

31.1

Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1

Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GIRASOLAR, INC.

Date:

November  17, 2006

/s/ Peter Klamka

Peter Klamka

President & CEO

(Principal executive officer)

          Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, Chief Executive Officer of GiraSolar, Inc. (the “Registrant”), certify that;

1.

I have reviewed this quarterly report on Form 10-QSB for the quarter ended September 30, 2006 of the Registrant.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)

designed such disclosure controls and procedure, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting, to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

d)

presented in this quarterly  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

b)

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

Date: November 17, 2006

Peter Klamka

President & CEO

 EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the quarterly report of GiraSolar, Inc., a Delaware corporation (the "Company"), the undersigned officer of the Company does hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to such officer’s knowledge:

1.

The Company’s Quarterly Report on the Form 10Q-SB for the quarter ending September 30, 2006, as filed with the Securities and Exchange Commission (the “Report”), fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company as of, and for, the periods presented in the Report.

/s/ Peter Klamka

Peter Klamka

President & CEO

(Principal executive officer)

Date: November 17, 2006