Form 10-K
period 2006-12-31
Girasolar, Inc.
filed 2007-09-20
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER: 000-50502

GiraSolar Inc. DELAWARE 68-0526359 (State of other jurisdiction of (I.R.S. incorporation or organization) Employer Identification No.)

173 Parkland Plaza, Suite B, Ann Arbor, MI 48103

 (Address of principal executive offices)

(734) 418-3004

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

Check of there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ x]

State issuer's revenues for its most recent fiscal year (ended December 31, 2006): $ 55,886,830

State the aggregate market value of voting and nonvoting common equity by non-affiliates: $7,583,995 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,113,700 shares of common stock were outstanding as of August 27, 2007

GIRASOLAR INC.

FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                TABLE OF CONTENTS

PART I                                                                                                                                                           Page

Item 1. .    .DESCRIPTION OF BUSINESS                                                                                                      1

Item 2. . . . DESCRIPTION OF PROPERTY                                                                                                    19

Item 3. . . . LEGAL PROCEEDINGS                                                                                                               19

Item 4. . . . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      19

PART II

Item 5       MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

        . . . . AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                              20

Item 6. .. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                         20

Item 7. .  FINANCIAL STATEMENTS                                                                                                          23

Item 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

         . .. ACCOUNTING AND FINANCIAL DISCLOSURE                                                                       24

Item 8A.   CONTROLS AND PROCEDURES                                                                                            24

PART III

Item 9. . . . DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                  24

Item 10 . . . EXECUTIVE COMPENSATION                                                                                           25

Item 11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

             . . MANAGEMENT AND RELATED STOCKHOLDER MATTERS                                          25

Item 12 . . . CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                      26

Item 13 . . . EXHIBITS, LIST AND REPORTS ON FORM 8-K                                                             27

Item 14 . . . PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                       27

SIGNATURES                                                                                                                                       28

FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . .          F-1

EXHIBITS

SAFE HARBOR STATEMENT

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1,and 6 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL INFORMATION

GiraSolar is a reporting company under the federal securities laws. Our shares of common stock are publicly traded on the Pink Sheets under the symbol GRSR.PK.  We were organized under the laws of Delaware on June 7, 2002.  In February 2006 we acquired 51% of the outstanding capital stock of GiraSolar, BV in exchange for an aggregate of 12,500,000 shares of our common stock. In May 2006, we had a recapitalization of our Company in which every two shares of capital stock outstanding were converted into five shares of capital stock.  All shares and per share data for 2006 in this Annual Report have been adjusted retroactively to reflect such recapitalization.

ITEM 1. BUSINESS

GENERAL OVERVIEW

GiraSolar, Inc. develops, markets, and manufactures solar power products. Our business contributes to the promotion and growth of environmentally clean electric power throughout the world.

We own a majority of GiraSolar BV which is based in the Netherlands. GiraSolar BV operates through three subsidiaries: Dutch Solar BV, GiraMundo, and a 51% owned joint venture called GiraSolar Turkey. All of our revenue is derived from the activities of GiraSolar BV and its subsidiaries. Through our subsidiaries, we sell our own range of solar modules under the GiraSolar brand, as well as raw materials, intermediate products, third party brand modules and other solar affiliated products.

 Solar modules are assemblies of photovoltaic cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. We sell our products using distributors, systems integrators and other value-added clients, who often add value through system design by incorporating our modules associated with electronics, structures and wiring systems. Applications for our products include on-grid power generation, in which all or supplemental electricity is provided to an electric utility grid, and off-grid generation for markets where access to conventional electric power is not economical or physically feasible.

 Our end-products are currently primarily sold in the EU, which constitutes approximately two thirds of the world market. Main markets within the EU are Germany and Spain, where strong incentive programs stimulate the market. We are active in regions and countries where we see opportunities for success, i.e. in existing markets like Spain and Germany and emerging markets like the USA and Greece and other countries especially in Southern, Central and Eastern Europe, where incentive programs have or are being implemented.

 We also generate revenue through the sale of raw materials, intermediate products and half-fabricates to third parties, consulting solar related projects, and resale and distribution of solar components to third parties. The main markets for intermediate products and components are now Germany, Spain, China and Taiwan.

Our administrative headquarters are located in Ann-Arbor, Michigan, USA, whereas our operational headquarters are located in Deventer, The Netherlands. During 2006 GiraSolar moved its operational headquarters to Munsterstraat 9, 7418 EV, Deventer, the Netherlands to accommodate growth and centralization of facilities. At December 31, 2006, the company had 15 direct employees located at our combined facilities.

INDUSTRY BACKGROUND

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

 Sources of fuel for electricity generation include coal, natural gas, oil, nuclear power and renewable sources, such as solar, hydroelectric and wind power. By the end of 2005 coal fuels represented 39% of worldwide electricity generation, natural gas 18%, nuclear 18%, oil 8%, and renewable sources, chiefly hydroelectric, 18% of global electricity generation. Solar and other non-hydroelectric sources account for approximately 2% of global electricity generation. Full details on developments and trends in this field can be obtained from McKinsey’s 2007 report by McKinsey Global Institute, “Curbing Global Energy Demand Growth”.

Challenges to the energy sector

 Energy consumption growth make electric power producers face several challenges in meeting anticipated growth in electricity demand:

* Environmental regulations. Environmental regulations, addressing global climate change and air quality, seek to limit emissions by existing fossil fuel-fired generation plants and new generating facilities. Countries that are parties to international treaties such as the Kyoto Protocol have voluntarily submitted to reducing emissions of greenhouse gases. National and regional air pollution regulations also restrict the release of carbon dioxide and other gases by power generation facilities.

* Infrastructure reliability. Investment in electricity transmission and distribution infrastructure has not kept pace with increased demand, resulting in major service disruptions in the United States, such as the Northeast blackout in August 2003. Increasing the aging infrastructure to meet capacity constraints will be capital intensive, time consuming and may be restricted by environmental concerns. With continuing liberalization of the electricity market in Europe, disruptions of service have become ever more frequent also and parts of the EU stand to suffer from the imminent shut down of several Eastern and Central European nuclear power plants.

* Constraints by and cost pressure on fossil fuel supply. The supply of fossil fuels is finite and discussions about oil supply mostly range from having passed peak-oil supply already or being at peak-oil supply today. While an adequate supply of coal, natural gas and oil exists for the foreseeable future, depletion of the fossil fuels over this century may impact prices and infrastructure requirements. Political instability, labor unrest, war and the threat of terrorism in oil producing regions has disrupted oil production, increased the volatility of fuel prices and raised concerns over foreign dependency in consumer nations.

 It therefore is our belief that traditional fossil fuel-based power generation technologies alone will not be enough to meet future demand for electricity and that a more diversified energy economy, incorporating renewable energy sources, is not only required but unavoidable.

Distributed Generation and Renewable Energy

 We believe that distributed generation and renewable energy are two of the most promising areas for growth in the global electric power industry, and solar power is both distributed and renewable. Distributed generation is defined as point-of-use electricity generation that either supplements or bypasses the electric utility grid and employs technologies such as solar power, micro-turbines and fuel cells. We believe capacity constraints, increased demand for power reliability and quality and the challenges of building new centralized generation and transmission facilities will drive the demand for distributed generation. Renewable energy is defined as energy supplies that are derived from non-depleting sources such as solar, wind and certain types of biomass. We believe that economic and security pressures to reduce dependence on imported and increasingly expensive oil and natural gas and growing environmental pressures will drive demand for renewable energy. Renewable energy, including solar and wind power, is the fastest growing segment of the energy industry worldwide.

 We further believe that environmentally benign, locally sourced renewable energy will become increasingly more important for economic development, environmental policy and national security. Increasing attention to global warming, global energy policy and regional stability and development will support the deployment of distributed generation, particularly renewable energy.

Solar Power

 Solar power generation uses interconnected photovoltaic cells to generate electricity from sunlight. Most photovoltaic cells are constructed using specially processed silicon, which, when exposed to daylight, results in the generation of direct current. The interconnected cells are packaged into the laminate of the solar module, which protects the cells. The module collects day light to generate electricity. Solar power systems are comprised of a single or multiple solar modules along with related power electronics. Solar power technology, first used in the space program in the late 1950s, has experienced growing worldwide commercial use for over the past 25 years in both on-grid and off-grid applications.

 •  On-grid. On-grid applications provide supplemental electricity to customers that are served by an electric utility grid, but choose to generate a portion of their electricity needs on-site or provide electricity generated exclusively to feed into the grid. On-grid applications include residential, industrial and commercial rooftops, as well as ground-mounted solar-power plants with a capacity up to many Mega-Wattpeak. On-grid applications have been the fastest growing part of the solar power market. This growth is primarily driven by government initiatives, including incentive programs to promote solar power systems by investment subsidies and/or higher feed-in tariffs for solar electricity in several countries, including the larger part of the European Union and the United States, as well as by the worldwide trend toward deregulation and privatization of the electric power industry.

 • Off-grid. Off-grid applications serve markets where access to conventional electric power is not economical or physically feasible. Solar power products can provide a cost-competitive, reliable alternative for such power applications as highway call boxes, microwave stations, portable highway road signs, remote street or billboard lights, vacation homes, rural homes, rural hospital equipment in developed and developing countries, water pumps and battery chargers for recreational vehicles and other consumer applications.

 Solar power has emerged as one of the primary distributed generation technologies seeking to capitalize on the opportunities resulting from trends affecting the electric power industry. Relative to other distributed generation technologies, solar power benefits include:

 •  Modularity and scalability. From tiny solar cells powering a hand-held calculator to an array of roof mounted modules powering an entire home or acres of modules on a commercial building roof or field, solar power products can be deployed in many sizes and configurations and can be installed almost anywhere in the world. Solar is among the best technologies for power generation in urban areas, environmentally sensitive areas and geographically remote areas in both developing and developed countries.

 •  Applicability and suitability. Land use and infrastructural investments are very limited compared to nuclear, wind or conventional power. Especially in urban areas, solar power systems add supply to the grid while using mostly existing infrastructure. Solar power systems further provide power only during the daytime when peak demand occurs.

 •  Reliability. With no moving parts and no fuel supply required, solar power systems reliably power some of the world’s most demanding applications, from space satellites to maritime applications to remote microwave stations. Solar modules typically carry warranties on their output as long as 25 years.

 •  Dual use. Solar modules are expected to increasingly serve as both a power generator and the skin of the building. Like architectural glass, solar modules can be installed on the roofs or facades of residential and commercial buildings.

 •  Environmentally clean. Solar power systems consume no fuel and produce no air, water or noise emissions.

Solar Market

* The market in 2006

Cautionary note: The data below with respect to growth and installations for the year ended December 31, 2006 is not final and therefore, until definitive numbers come out only limited reliance may be placed on such data.

Until 2006, the solar power market has seen sustained and rapid growth.  We attribute this growth to the recognition of solar power’s benefits and government support in many countries worldwide in an effort to bring about a more diversified energy economy to counter the effects of the depletion of conventional energy sources. During the 20 year period preceding 2006, unit shipments each year increased with over 20% per year on average, and, for the five year period ending 2005 even over 40% on average per year. In 2006 however, the long planned reduction of the Japanese solar promotion programme, the yearly reduction of the German feed-in tariff for solar electricity and high silicon prices, caused a slump in global sales growth. Despite at least a relative decline in demand in Germany and Japan, global solar production capacity grew astoundingly. World wide solar module manufacturing capacity ending 2006 is now estimated at 2.5 GWp and cell production capacity has increased to an estimated 2.25GWp, whereas preliminary global sales are estimated around 1.7GWp. We believe that this recent and fast production capacity growth is largely due to the establishment of new and quickly expanding solar manufacturers in China, expecting an easy entry in a booming and increasingly profitable market in the EU.

The vast majority of world wide installed solar power installations are found in the European Union, which now total 3.400 MWp of installed solar power. Also in 2006, the majority of new installations occurred again in the EU. Several EU countries showed fast growth, but the largest number of installations is still concentrated in Germany, now representing 55% of the global market. Japan however decreased its global share in 2006 to 17% whereas Spain grew to at almost 10% and the United States remained stable at close to 8%. Both the data on the USA and Spain represent strong growth in absolute numbers though. We believe that government policies in the countries with increased installations, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers over the past years. This can be seen in the European Union (representing 66% of global sales) where many countries adopted and implemented a favorable feed-in tariff to promote sustainable power supplies, most similar that of the successful German program. In the United States, both federal and state legislation have been enacted as incentives for the adoption of solar technology. The 2005 energy bill enacted a 30% investment tax credit for solar installations, and in 2006, California approved the largest solar program in the country’s history, the $3 billion, 11-year California Solar Initiative, which is expected to lead to strong growth in installed volume.

The global growth volume of new solar installations was nonetheless lower in 2006 compared to 2005. As mentioned in this paragraph, data on solar market development in 2006 is however not yet conclusive and there seems to be a disparity in presented data from various sources. Combining US and EU sources, which include Photon International, Solarbuzz, EU Commission and BSW, worldwide new solar photovoltaic installations in 2006 reached up to an estimate of over 1,700 Megawatt-peak (MWp), representing a growth figure of almost 20%. Nonetheless, even with growth as estimated, the global growth figure seems to have fallen significantly compared to recent years.

We believe that the cause of lower growth lies in a combination of:

- Rapid increase of solar module prices due to extreme increases in silicon prices following rapid growth of the solar industry and its resulting demand for silicon;

- The expected reduction of the Japanese support programme, reducing growth in the world’s second largest market;

- The yearly ±5% reduction of the German feed-in tariff, which lowers the return on investment (“ROI”) for new solar investors resulting in reduced new investments;

- Regulatory revisions in Spain, Italy and Greece, which prevented demand from these markets from growing faster.

This seems to have caused a large, but nonetheless well predictable dip in demand for solar products in the second half of 2006. Industry pricing was clearly affected by these events as well and module prices declined towards the end of 2006. The resulting drop in module prices at the factory gates - of some 20% compared to ending 2005 - partly restored demand at end-user level. Despite, the reduced support in the two main markets and extremely high silicon prices since 2003, solar industry sales maintained double digit growth,  which seems to illustrate the strength of global demand.

* Short term outlook

We believe that the market does not have a clear short term direction and that market data supplied is not presenting figures most suitable for the purpose of giving reliable guidance.

The currently available market data indicates that the lagging growth in Germany and Japan was partly offset by growth in EU countries and the USA market, which is illustrated by the slightly reduced combined global market share of Germany and Japan. In our opinion much of the short term market developments will now depend on the successful prolongation and/or implementation of new or renewed support programs in the EU and the USA in general and in Germany and Japan specifically. Also when China’s commitment to its USD 200 billion 20 year support program for renewable energy supply should be implemented, this is expected to have a significant positive impact on global market demand. Further, the speed of increase in silicon supply capacity will have a significant impact on product pricing and thus on market developments.

We expect that Germany will however remain the largest PV market short term, partly due to Japan’s relative decline. It is also expected that the USA market will grow substantially and that the USA will finally depart from it’s approximately 3 year stable 8% world market share. Further Spain, Italy, Greece and other still less significant EU markets showed strong demand growth, though sales to end-users somewhat lagged behind expectations due to uncertainty caused by regulatory revisions in Spain, Greece and Italy and slow implementation of practical support programs in the USA. Over all we nevertheless expect strong growth in the eastern and southern EU countries and the USA will add significantly to demand in 2007 and coming years, reducing the importance and impact of demand development in Germany and Japan. We therefore expect a stabilization of prices on current levels until silicon supply increases further and prices can come down.

* Mid term outlook

Prices for solar modules clearly impact on the net ROI of solar investments and therefore demand. Module prices have been severely impacted by silicon prices, which increased rapidly until its peak in July 2006. However, silicon supply capacity increased in line with expectations with approximately a 16% increase in 2006 and is projected to grow another 20% in 2007 and over 50% in 2008. It is expected that up to 80,000 tons of silicon production capacity will be in place by end 2008 of which 50,000 metric tons of polysilicon will be available for the solar industry in 2009.

We however believe that end-user demand (in terms of tons of silicon) is balanced with supply capacity and we currently attribute the remaining short and mid term silicon supply shortage to the significant growth of production capacity down the line in the solar production chain. With solar production capacity growing fast and silicon supply capacity – despite fast growth – lagging behind, it is our opinion that the solar industry is facing a mid term overcapacity, both in view of available silicon for the manufacture of solar products and in view of end-user demand. This should have a positive effect on product pricing for investors.

Additionally, the strong potential of the fast growing markets in Southern, Eastern and Central European countries and the USA is more likely than before to significantly add to mid term demand and offset any decline in existing markets, like Germany and Japan. We also believe that Germany’s market will regain much of its stature at lower module prices. In short we expect silicon prices to be reduced significantly in the mid term resulting in lower product pricing, which we believe should generate strong global sales growth.

* Long term outlook

We believe that the expected significant increase of silicon supply capacity until 2009 and new technologies in this field will significantly impact solar market developments long term, due to lower silicon prices, resulting in lower module prices while worldwide support for renewable energy sources is increasing.

It is our opinion that when increases in silicon supply capacity to the solar industry remain in line with projections and expected cost reductions in crystalline solar technology continue to develop as in previous years, significant price improvements should again be realized. We believe that German and Japanese demand developments will have a significantly lesser effect due to overall strong EU market growth, especially since more countries adopted or are about to adopt the German feed-in tariff principle, and because of ongoing implementation and adoption of support programs in more USA states. Therewith it is our strong expectation to see further significant industry and market growth figures for the long term.

Solar Power Industry Challenges

 Although solar power can provide a cost-effective alternative for off-grid applications under the right circumstances and on-grid applications have achieved grid-parity at end-user level in some OECD countries, we believe the two main factors for success in widespread adoption of solar power for on-grid applications are achieving a level playing field and reducing manufacturing costs without impairing product reliability. We believe the following advancements in the solar industry are necessary to meet this challenge:

 • Continued political and regulatory support. Continued support measures to promote solar energy application are still required to yield a sufficient return to end-users, whether large scale investors or private users. Further, smooth cooperation by energy companies in accepting on-grid solar power installations is a requirement for strong growth; till date only a few utilities world wide truly welcome on-grid solar installations. A level playing field for solar energy is however of paramount importance.

 • Low cost silicon. The cost of pure silicon as the base material for solar cells will have to be brought down through increases in supply capacity to the solar industry and the introduction of new technologies for more cost efficient solar grade poly-silicon production. In this respect the future looks promising; production capacity is growing rapidly on a global scale and new technologies are expected to come on the market

 • Efficient material use. Further reduction of raw materials waste, particularly the waste associated with sawing silicon by conventional crystalline silicon technology. Efficient use of silicon is imperative for the growth of the industry due to the still limited supply to the industry and the consequently high cost of silicon as currently experienced. While developments continue, wafer thickness has been reduced already by 40% over the past few years, enormously strengthening the position of crystalline solar cells.

 •  Simplified and continuous processing. Throughout the production chain efficiency improvement in production of solar products can still be achieved, which can lower Wp costs.

 •  Improved efficiency and performance. The net output of solar energy systems can still be improved significantly. Higher module and inverter efficiencies, transparency of glass and improved installation techniques can contribute to an overall higher output. The industry continuously works to increase the conversion efficiency of solar modules, their longevity and ease of use, (conversion efficiency refers to the fraction of the sun’s energy converted to electricity). Further improved design of balance of system (i.e. inverters, mounting systems etc.) and of systems in general to reduce installation costs will contribute to a lower cost per kWh.

 •  Reduced capital costs. With solar power becoming a better known phenomenon, previously associated high risks with solar investments are being reduced, which should ultimately result in decreased capital costs. Decreased capital costs associated with new (plant) investments result in lower capital costs per unit of production.

Company challenges

The Dutch GiraSolar BV group, which is 51% owned by GiraSolar Inc., focused on building its market presence and volume during the first 3 years of its existence. It achieved that goal by growing to approximately $60 million in revenue, however this revenue number is partly attributable to faster than expected delivery on contracts in 2006 as mentioned before. The company is now also turning towards capitalizing on its decades of accumulated solar experience in engineering and problem solving. In the coming years our company expects to maintain a strong focus on volume in which we will still face many of the same major challenges, such as securing the flow of material through our company, while silicon remains in short supply. Currently the company procures silicon from a network of suppliers in the USA, Europe and Asia.

The company now also actively pursues opportunities for more value adding activities to bring it to its next development phase. Value added activities are sought in project design, development and execution and co-ownership of projects in markets with favorable conditions for on and off-grid power generation. These activities typically require upfront investments and capacity that may be locked up for longer periods of time. In pursuing value adding activities the company faces several challenges as a consequence of this shift of attention, notably in the areas of:

 • Financing. The company may need to attract additional financing to avoid diverting its limited financial means to long term investments; if the company invests long term but is unable to attract additional financing on acceptable terms, there may be less available working capital for its present core business activities which may impede volume growth

 • Capacity. The company may need to attract qualified personnel to strengthen its capacity and to enable successful penetration of local markets as to avoid diversion of existing resources from its core business activities.  The company currently employs 15 employees including management and we anticipate that we will need to be hiring additional employees to continue our development regardless of whether or not we pursue the value added activities.

OUR TECHNOLOGY SOLUTIONS

We believe parts of our company's innovations, technologies and processes are unique among our competitors. Examples of recent or ongoing R&D and innovation projects are:

•  Reduced installation costs. Together with industry partners our company developed the patented Click-Fit installation system. This unique and cost effective mounting system reduces time and effort when installing solar systems on tiled roofs with 40%. Further developments to improve flat surface and wall mounting are being developed.

•  Increased efficiency, output and lower costs. GiraSolar BV, DutchSolar BV and/or affiliated companies such as GiraSol International and ISA BV, both significant shareholders in GiraSolar BV, have been and/or are project leader and/or participant in EU and/or Dutch Government funded product development projects ranging from improved cell technology to module integrated reflection for bi-facial solar cells. Through introduction of these technologies and innovations within operations of industry partners, the company may benefit from increased cell efficiency at reduced costs of cells. DutchSolar BV, a 100% owned subsidiary of GiraSolar BV, is now part of the EU funded SELFLEX and REFLECTS project teams. Further, GiraSolar is developing a new technology for producing solar grade poly silicon. Our company recently filed a patent request and international PTC for what we believe is a break-through technological development in solar grade poly silicon production for which proof of principal has been achieved. The company achieved proof of principle and is actively pursuing opportunities for further development of the process.

•  Integrated battery management system for rural electrification. Our "BattMan" battery management system is currently actively marketed in rural electrification projects. The system will reduce cost of ownership for project owners in this field of solar application, where the battery component is the single largest cost, when measured over the life time of an electrification project.

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

-  Expand our network through partnerships, joint-ventures and joint stock companies.

-  Secure additional protection for our intellectual property.

-  Diversify and differentiate our product lines and markets.

-  Secure the flow of material through our company, i.e. through additional sources for raw materials, intermediate products, half-fabricates and finished products and establishing a manufacturing facility through acquisition or joint venture.

PRODUCTS MADE OR SOLD BY THE COMPANY

General

Solar power products in general are built-up through five stages of production:

• Polysilicon & base materials. At the beginning of the production chain of solar products, pure poly silicon is required. Besides polysilicon, also remeltable high purity polysilicon products can be used. These are generally referred to as remelt and scrap silicon.

•  Ingots. A crystalline silicon Ingot is a crystal pulled or cast from poly silicon with a certain diameter, crystalline structure, purity, resisitivity and lifetime. The specifications of the Ingot determine whether the material is useable for solar and or semi-conductor devices. Ingots are typically cut into blocks from which wafers are sawn.

 •  Wafers. A crystalline silicon wafer is a flat piece of crystalline silicon that is cut from a silicon ingot, which can be processed into a solar cell. Wafers we use currently measure 125x125 to 156 x 156 millimetres and are approximately 220 microns thick, with 180-200 micron thick wafers already introduced in commercial manufacturing in 2006. Wafer thickness for conventional silicon cells with that significantly reduced with roughly 100micron from 320micron in 2004, which constitutes a major advancement in this technology.

•  Solar Cells. A solar cell is a device made from a silicon wafer that converts sunlight into electricity by means of a process known as the photovoltaic effect. Solar cells produce ±2.5 Wattpeak at 125 x 125mm or ±4Wp at 156 x 156mm of power each. Smaller or larger sizes have corresponding less or higher power. The efficiency of solar cells has increased dramatically as well to about 21% in 2006 for the best commercially available cells.

 •  Solar Modules. A solar module is an assembly of solar cells that have been electrically interconnected and laminated in a physically durable and weather-tight package. A typical solar module can produce from 5 to 300 watts of power. A single 100 Wattpeak solar module can power a standard 100-watt light bulb for several hours, the exact number of hours depending on solar radiation in the region of use. 4,500 Wattpeak of solar modules represents the power requirements of a typical home in the United States or the EU, excluding air conditioner use. Our company's main focus is on 80Wp for off-grid applications to over 200Wp modules for on-grid applications and on OEM modules.

 •  Systems. A solar system is an assembly of one or more solar modules that have been physically mounted and electrically interconnected, often with batteries or power electronics, to produce electricity. Typical residential on-grid systems range from a few hundred to many thousands of Wattpeak, typical solar power plants range from a few kilowatt-peak to several Megawatt-peak.

Marketing and Distribution

Our company is relatively young. Legend Investment discontinued its previous activities upon the acquisition of its majority interest in GiraSolar BV. Following the acquisition, Legend Investment Corp. changed its name, creating a new public solar energy company under the name of GiraSolar Inc. Nonetheless, the operational entity GiraSolar BV was already established in the Netherlands in 2003.

We focus on B2B (Business-to-Business) channels through intensive networking and bring our solar power products and services to market using manufacturers, distributors, system integrators and other value-added clients. Our clients often add value through system design by incorporating our modules, associated with electronics, structures and wiring systems. Most of our clients have a specific geographic, technological or application focus. Our channel partners include companies that are exclusively solar clients as well as others for whom solar power is an extension of their core business, such as engineering or design firms or other energy product marketers. Additionally our company is shifting more attention to the development of solar power plants and projects, moving closer towards large scale end-users.

 Further to this, we expect to collaborate closely with a relatively small number of selected clients throughout the world. We currently have approximately 35 partners and clients worldwide and are actively working to refine our sales network by very careful addition of a few new accounts and channel partners. We intend to selectively pursue additional strategic relationships with other companies worldwide for the joint marketing, distribution and manufacturing of our products and for the development of projects. These clients range from large, sometimes multinational, corporations to middle sized and even small installation companies and some start-up companies, each with their particular expertise or strategic value. We believe that these relationships will enable us to leverage the marketing, manufacturing and distribution capabilities of other companies, explore opportunities for additional product development and more easily and cost-effectively enter new geographic markets, attract new customers and develop advanced solar power applications.

 In addition to our mainly network based marketing and sales, we market our products through trade shows, on-going customer communications, promotional material, our web site and advertising. Our staffs provide customer service, application and engineering support to our partners, while also gathering information on current product performance and future product requirements and market developments.

Sales

 The company has limited operating history and its network of relations is still developing in the fast changing solar market. Since our network and sales revenue are continuing to develop, performance over the past year cannot be taken as an indication of future performance. As we continue to develop our company, we anticipate developing relationships with additional customers and decreasing our dependence on any single customer. To date, all our revenue has been generated by GiraSolar BV and its subsidiaries.

For fiscal year ended December 31, 2006, consolidated revenue amounted to approximately USD 56 million or Euro 44 million, of which sales to our 10 largest customers accounted for more than 90% of our total product revenues in that fiscal period. During the fiscal year ended December 31, 2006, approximately 31% of our revenue was generated from  the sale of end products (i.e. panels, BOS and systems), 29% from the sale of half-fabricates (cells and other) and 39% from the sale of poly silicon. Approximately 48.5% of our product sales were made to customers in Europe and an approximate same percentage to customers in South-East Asia, whereas nearly 3% of our revenues were generated in Canada, the USA and other countries. These figures show extremely strong growth in the South-East Asian region compared to sales made by Girasolar, BV in 2005 prior to the merger which however in part is due to the faster than expected execution of certain supply contracts intended to extend well into 2007, which had a total value of approximately USD 16 million. Though delays or faster deliveries occur regularly we believe  that the faster than expected execution of such supply contracts in 2006 is of significant importance due to the volume involved, its positive impact on ‘06 revenue and its negative impact on 2007 revenues.

MANUFACTURING

Currently the majority of our brand product is produced in partnership with third parties. Products are now manufactured in Germany, Turkey, China and the USA. The company has made investments in equipment for solar module, balance of system and other manufacturing during this fiscal period of GiraSolar BV. We believe that our long term success is dependent upon our ability to increase the manufacturing capacity for our products. Establishing manufacturing capacity within the company today is however considered a decision that should only be taken if certain strategic benchmarks are met. In view of the current overcapacity in the solar industry and in an effort to avoid the costs and long term commitments associated with the establishment or purchase of manufacturing facilities as well as the difficulties of obtaining financing for the purchase of manufacturing facilities, we expect to continue manufacturing in existing facilities owned by third parties for the mid term. This shift in our implementation plan is a strategic choice which is instigated by our belief that there is significant overcapacity in existing manufacturing facilities which is not being utilized. We believe that currently silicon supply capacity and end-user demand are in balance when measured in tons of silicon, while solar product manufacturing capacity world wide is still increasing. This has caused a relative short term shortage of silicon to remain however we believe that no absolute shortage of significance remains under the current market conditions. The continued relative shortage of silicon world wide nevertheless translates into absolute shortages for many manufacturers with recently expanded but underutilized overcapacity. This relative silicon shortage therewith stems from the disparity between silicon supply capacity on one side and ingot, wafer, cell and module manufacturing capacity on the other and thus from demand from industry rather than from end-user demand.  In an effort to avoid investments which would in our opinion add to already existing over capacity at high opportunity costs to the company and to use our working capacity more efficiently, we consequently shifted our focus to using third party overcapacity to be able to use our over capacity.  Nevertheless, we will continue to pursue opportunities to work with majority owned facilities for obvious reasons, but only when we believe the terms and conditions of such arrangements to be satisfactory. The currently indecisive market direction requires careful maneuvering in which we believe mid-term establishment of facilities seems more appropriate in order to avoid an unnecessary burden on the company’s resources, whereas abundant third party capacity is available, providing high quality product while maintaining flexibility and agility.

RESEARCH AND DEVELOPMENT

During the past three years, the company has only spent limited resources of its own on R&D and innovation. A total of approximately $ 300,000 was spent on research and development. These expenses consisted of labor, infrastructure and cash. The larger part of R&D cost have been incurred by subsidizing entities and have mostly been distributed directly to research partners, such as universities and consulting companies. Further, the company’s labor expenses have been subsidized with tax incentives, reducing direct labor expense to the company. To date all of our research subsidies and revenue were generated within the European Union.

In total our R&D and Innovation portfolio contains up to 10 projects in different phases. GiraSolar BV, DutchSolar and affiliated companies take part in several EU and Kingdom of the Netherlands funded R&D and Innovation projects. The Dutch government is particularly stimulating R&D and innovation through subsidies and labor tax incentives. The EU is particularly stimulating R&D through generic project subsidies.

Our most recent Dutch Government funded or partly funded projects are amongst other: ClickFit, GiraSi!, BattMan and FlatFix. These are all co-financed through the Dutch Government agencies SenterNovem and EVD.

Our most recent EU Commission funded projects in which the company and affiliates take part in one way or another are amongst other: Reflects, Selflex, Helsolar and SolarWater. Reflects and Selflex have the potential of IPR protection through patenting.

Intellectual Property Rights & Patents

Obtaining patent protection is costly. Whether the temporary protection by filing a patent request and executing the necessary PTC, which together provide protection for about 2 years, can be turned into full patent protection will depend on whether GiraSolar Inc. can raise the funds necessary for financing the follow-up procedures and developments. Without such funding, GiraSolar BV and affiliates may be forced to enter into partnerships with other companies and into sharing IPR or may have to abandon projects all together.

 We believe that our commercial success can be supported by protection of our intellectual property rights underlying our proprietary technologies. We seek national and international patent protection only for major developments. Depending upon successful financing of future proceedings, patents to be (co-)owned are expected to cover the following areas: Solar grade poly silicon production, Module support structures, Internal reflectors for bi-facial solar cells and Self formation cell technology.

IPR derived from EU funded projects in general is shared with the project partners while Dutch Government funded projects yield IPR for the company alone. There can nevertheless be no assurance that such protection when required will be obtained or if obtained that it will be broad enough to protect all of the uses of our technology.

Concerning our R&D efforts, there are no intellectual property rights pertaining to the assembly process of solar modules nor are we pursuing developments in that direction. However, as a result of R&D and innovation two patent requests have been filed for products in which our company has a significant interest. One requested patent pertains to more efficient module mounting (the ClickFit mounting system) and has been filed by one of the shareholders in GiraSolar BV (GiraSol International BV) and the other, pertaining to a new process for silicon production through electro-refining, has been filed by GiraSolar BV.  We do not seek patent protection for all of our products. Previously undertaken R&D projects on improved cell manufacturing technology and certain Balance of System components have not lead to the conclusion that a patent is either necessary or worthwhile, because the technological advance over competing products is deemed sufficient or because patent protection cannot be fully achieved.

Trademarks and Copyrights

 We intend to have several United States and foreign trademark registrations associated with our business, including registrations for the trademarks including GiraSolar, DutchSolar and the GiraSolar group logo.

Trade Secrets and Other Confidential Information

 With respect to, among other things, proprietary know-how that is not patentable and processes for which patents are difficult to enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. We believe that several elements of our solar power products and used manufacturing processes involve proprietary know-how, technology or data, which are not covered by patents or patent applications, including selected materials, technical processes, equipment designs, algorithms and procedures. We have taken security measures to protect our proprietary know-how, technologies and confidential data, and we continue to explore additional methods of protection. While we require all employees, key consultants and other third parties to enter into confidentiality agreements with us, we cannot be assured that proprietary information will not be disclosed inappropriately or that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and networks, or that we can meaningfully protect these. Any material leak of such confidential or proprietary information into the public domain or to third parties could result in the loss of a competitive advantage in the solar power market.

COMPETITION

 The solar power market is intensely competitive and rapidly evolving. Many of our competitors have established a market position more prominent than ours during their many years in business, and if we fail to secure our supply chain, attract and retain customers and establish a successful distribution network for our solar power products and services, we may be unable to increase our sales and market share. There are hundreds of companies in the world that produce solar power related products, including multinationals as BP Solar, Kyocera Corporation, Mitsubishi, Solar World AG, Sharp Corporation and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market, some offering new technological solutions. Further, many companies are developing and are currently producing products based on new solar power technologies, including new manufacturing technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs.

 We believe that our technology focus on crystalline solar modules, cells and solar grade poly silicon, has the best perspective in the long run. Other technologies rely heavily on scarce elements such as for example Indium (i.e. CIS/CGIS thin film technologies), which is in short supply, or Cadmium (CdTe thin films) which is highly poisonous. Silicon is however the second most abundant element on earth and the production and supply capacity of pure silicon is rapidly increasing, while the per Wattpeak required quantity of silicon for conventional silicon cells is rapidly decreasing through technological advances such as the use of thinner cells and increased efficiency of crystalline solar cells in general.

Technologies, using i.e. new thin film technology, nano-technology, polymers or biological or dye cells have been developing towards practical application for years, but efficiency and longevity of large scale produced materials are not yet known and none of these products have had an impact on the solar market yet. In general we expect no significant competition for our applications from i.e. thin film technologies – whether foil, polymer or glass/glass - due to the still unmatched higher efficiency of crystalline technology and other till date unmatched price/quality features. We believe that the high, stable quality of crystalline solar cells cannot yet be matched by any other emerging technology and that crystalline technologies will maintain a lead position in commercial terrestrial solar application for another decade or more and that the end of improvements on conventional crystalline silicon solar cells is not yet in sight.

 The entire solar industry also faces competition from other power generation sources, both conventional sources as well as other emerging technologies. Solar power has certain advantages and disadvantages when compared to other power generating technologies. The advantages include the ability to deploy products in many sizes and configurations, to install products almost anywhere in the world, to provide reliable power for many applications, to serve as both a power generator and the skin of a building and to eliminate air, water and noise emissions. Whereas solar generally is cost effective for off-grid applications, the high up-front cost of solar relative to most other solutions is the primary market barrier for application. Furthermore, unlike most conventional power generators, which can produce power on demand, solar power cannot generate power where daylight is not available, although it is often matched with battery storage to provide highly reliable power solutions and eliminate the intermittent nature of solar power supply. With fast progress in solar technologies and energy storage technology, the intermittent nature of solar electricity generation may soon become less of an important feature. Photovoltaic solar energy remains one of the most versatile and easily applicable renewable energy technologies with a relative high output; i.e. compared to bio-fuels an acre of solar panels produces a much higher net energy output than for instance an acre of rape seed. We therefore believe that solar energy will play an ever increasing role in the irrevocably necessary diversified energy economy of the near future.

ENVIRONMENTAL REGULATIONS

  We are subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use and disposal of hazardous materials. We believe that we have all environmental permits necessary to conduct our business. We believe that we have properly handled our hazardous materials and wastes and have not contributed to any contamination at any of our past or current premises. In fact, our business activities rarely use, generate or discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are not aware of any environmental investigation, proceeding or action by foreign, federal or state agencies involving our past or current facilities. If we fail to comply with present or future environmental regulations, we could be subject to fines, suspension of production or a cessation of operations. Any failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

RISK FACTORS

Certain Factors Which May Affect Future Results

Investors and potential investors should carefully consider the risks described below before making any investment decisions. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations and financial results. If any of the following risks actually occurs, our business, financial condition or results of operations could be adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment.

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

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Relative to the entire solar industry, we have shipped only a limited number of solar power modules and have recognized limited revenues relative to the total market volume.

 The market we are addressing is rapidly evolving and is experiencing technological advances and new market entrants. We are only in the early stages of development and we have limited experience upon which to predict whether we will be successful. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and market new products in a growing and rapidly evolving market.

We have a history of losses, may incur substantial further losses and may not achieve or maintain profitability in the future, which may decrease the market value of our stock.

 For the year ended December 31, 2006 we had a net operating loss of $1,921,399.  We do not know whether our revenues will continue to grow or grow rapidly enough to absorb expenses, and our limited operating history makes it difficult to assess the extent of expenses or their impact on our operating results.

We may need to raise significant additional capital in order to continue to grow our business and to fund our operations which subject us to the risk that we may be unable to maintain or grow our business as planned and that our stockholders may be subject to substantial additional dilution.

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

Our future success substantially depends on our ability to significantly increase and/or contract our procurement, manufacturing and sales capacity through the acquisition or development of additional entities and manufacturing facilities. We may be unable to achieve our expansion goals as a result of a number of risks, which would limit our growth potential, impair our operating results and financial condition and cause our stock price to decline.

 Our future success depends on our ability to increase our sourcing, manufacturing and sales capacity. If we are unable to do so, we may not be able to achieve the sales volumes and per unit costs that will allow us to meet customer demand, maintain our competitive position and achieve profitability. Our ability to develop additional manufacturing facilities and new entities is subject to significant risk and uncertainty, including:

 •  we may need to raise significant additional capital through the issuance of equity or convertible or debt securities in order to finance the costs of development of any additional facility, which we may be unable to do on reasonable terms or at all, and which could be dilutive to our existing stockholders;

 •  the acquisition of any additional entity or facility will be subject to the risks inherent in the development of a facility or entity, including risks of delays and cost overruns as a result of a number of factors, many of which may be out of our control, such as delays in government approvals or problems with supplier relationships;

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

 If we are unable to develop and successfully operate additional entities or facilities, or align ourselves with strategic partnerships for the manufacture of our products or if we encounter any of the risks described above or any other risks presently unknown or considered immaterial, we may be unable to scale our business to the extent necessary to achieve profitability, which would cause our stock price to decline. Moreover, there can be no assurance that if we do expand our capacity that we will be able to generate customer demand for our solar power products at these volumes or that we will increase our revenues or achieve profitability.

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

 We have suppliers for a number of specialized materials, including silicon and scarce elements such as indium, necessary to manufacture solar power products, which makes us susceptible to quality issues, shortages and price changes for these materials. Demand for and pricing of silicon has increased significantly over the past years. Further increases in the demand for silicon may cause us to encounter shortages or delays in obtaining the specialized silicon to be used in the manufacture of solar power products, which could result in customer dissatisfaction and decreased revenues. Additionally, further increases in the price of available silicon could negatively impact our results of operations in any given period.

Our dependence on a limited number of third party suppliers for raw materials, key components for solar power products and systems could prevent us from delivering our products to our customers within required timeframes, which could result in for example order cancellations, loss of market share and penalties.

We procure, manufacture and distribute our and third party products using resources and materials procured from a limited number of third-party suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to obtain our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. We currently do not have contracts with many of our suppliers and may not be able to procure sufficient quantities of the materials, components and resources, necessary for our products on acceptable commercial terms or at all. To the extent the processes that our suppliers use to manufacture materials and components are proprietary; we may be unable to obtain comparable materials and components from alternative suppliers. The failure of a supplier to supply materials and components in a timely manner, or to supply materials and components that meet our quality, quantity and cost requirements could impair the ability to manufacture our products or increase their costs, particularly if we are unable to obtain substitute sources of these materials and components on a timely basis or on terms acceptable to us. For example, a supplier’s failure to supply cells in a timely manner, with adequate quality and on terms acceptable to us, could delay our expansion and otherwise disrupt our growth plans or increase our cost of products.

We may fail to successfully bring to market new solar power related products under development, which may prevent us from achieving increased sales and market share.

We expect to derive a substantial portion of our revenues from sales of our new solar power related products that are under development and not yet commercially available. If we fail to successfully develop our new solar power related products or technologies, we will likely be unable to recover the expenses we have incurred to develop these products and technologies and may be unable to increase our sales and market share and to become profitable. Many of our new product and manufacturing technologies are novel and represent a departure from current solar power related technologies and methods, and it is difficult to predict whether we will be successful in completing their development. For example our new poly silicon manufacturing technology has been tested only in laboratory tests and, in other cases, only limited pre-production prototypes of our new products have been field-tested or limited sales have been achieved with new products.

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

 Our failure to further refine our technologies and innovations and develop and introduce new products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. The solar power industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. We believe that a variety of competing solar power related technologies are under development by other companies that could result in lower manufacturing costs or higher product performance than those expected for our solar power products. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous for the commercialization of solar power products.

Our ability to increase market share and sales depends on our ability to successfully maintain our existing distribution relationships and expand our distribution channels.

We currently sell our products primarily to distributors, system integrators and other value-added clients within the EU and Asia. During our fiscal year ending December 31, 2006, we sold our products to approximately 35 clients, manufacturers, system integrators and other value-added clients. If we are unable to successfully refine our existing distribution relationships and expand our distribution channels, our revenues and future prospects will be materially harmed. As we seek to grow our sales by entering new markets in which we have little experience selling our products, our ability to increase market share and sales will depend substantially on our ability to expand our distribution channels by identifying, developing and maintaining relationships with clients both nationally an internationally. We may be unable to enter into relationships with clients in the markets we target or on terms and conditions favorable to us, which could prevent us from entering these markets or entering these markets in accordance with our plans. Our ability to enter into and maintain relationships with clients will be influenced by the relationships between these clients and our competitors, market acceptance of our products and our low brand recognition as a new entrant.

We face risks associated with the marketing, distribution and sale of products internationally, and if we are unable to effectively manage these risks, it could impair our ability to expand our business abroad.

We expect that our sales to clients worldwide will continue to be significant. It will require significant management attention and financial resources to successfully develop our international sales channels. In addition, the marketing, distribution and sale of our products internationally expose us to a number of markets with which we may have limited experience. If we are unable to effectively manage these risks, it could impair our ability to grow our business abroad. These risks include:

- difficult and expensive compliance with the commercial and legal requirements of international markets, with which we may have only limited experience;

- inability to obtain, maintain or enforce intellectual property rights;

 - encountering trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could affect the competitive pricing of our products and reduce our market share in some countries;

- fluctuations in currency exchange rates relative to the United States dollar;

- difficulty in recruiting and retaining individuals skilled in international business operations;

- increased costs associated with maintaining international marketing efforts;

- difficulty of enforcing revenue collection internationally; and

- inability to develop, manufacture, market and sell our products and services in international markets due to, for example, third-party intellectual property rights.

We expect that a portion of our international sales will be denominated in United States dollars. As a result, increases in the value of the United States dollar relative to foreign currencies would cause our products to become less competitive in international markets and could result in limited, if any, sales and profitability. For the foreseeable future, market conditions will require us to denominate a significant part of our sales in local currencies, principally Euro, which will further expose us to foreign exchange gains or losses.

Our dependence on a small number of clients may cause significant fluctuations or declines in our product revenues.

Since inception, our 10 largest clients accounted for over 90% of our product sales. Historically, many of our sales to these clients are made through purchase orders without long-term commitments, including under arrangements that may be cancelled without cause on short notice and that generally do not require them to make minimum purchases. Consequently, our clients are generally permitted to obtain products from other providers of solar power products without further obligation to us. The concentration of our product sales also exposes us to credit risks associated with the financial viability of these clients. We anticipate that sales of our solar power products to a limited number of key clients will continue to account for a significant portion of our total product revenues for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our product revenues and negatively impact our operating results:

- Reduction, delay or cancellation of orders from one or more of our significant clients;

- Selection by one or more of our significant clients of products competitive with ours;

- Loss of one or more of our significant clients and our failure to recruit additional or replacement clients; and

- Failure of any of our significant clients to make timely payment of our invoices.

Problems with product quality or product performance may cause us to incur warranty expenses and may damage our market reputation and prevent us from achieving increased sales and market share.

 As is consistent with standard practice in our industry, the duration of our product warranties is lengthy relative to expected product life and has recently been increasing. Our current standard product warranty for most products includes a one-year warranty period for defects in material and workmanship and up to a 25-year warranty period for declines in power performance of solar modules. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenues. We have sold solar modules since 2003. The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline.

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

 In addition, other strategic alliances that we establish, will subject us to a number of risks, including but not limited to risks associated with sharing proprietary information, loss of control of operations that are material to our business and profit-sharing arrangements. Moreover, strategic alliances may be expensive to implement and subject us to the risk that the third party will not perform its obligations under the relationship, which may subject us to losses over which we have no control or expensive termination arrangements. As a result, even if our strategic alliances with third parties are successful, our business may be adversely affected by a number of factors that are outside of our control, which would in turn cause our stock price to decline.

The success of our business depends on the continuing contributions of our key personnel and our ability to attract and retain new qualified employees in a competitive labor market.

 If we were to lose the services of Chief Officers and Directors of GiraSolar BV, or any of our other executive officers and key employees of the BV group, our business could be materially and adversely impacted. We do not carry key person life insurance on any of our senior management or other key personnel.

 We had approximately 15 positions as of December 31, 2006, and we anticipate that we will need to hire a significant number of new highly-skilled technical, commercial and administrative personnel if we are to successfully develop and market our products. Competition for personnel is intense, and qualified technical personnel are likely to remain a limited resource for the foreseeable future. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. Moreover, any officer or employee can terminate his or her relationship with us at any time.

We may be affected by skilled labor shortages and labor disputes.

 We require experienced sales and technical engineers to conduct our business. No assurance can be given that the supply of these skilled persons will always be adequate to meet our requirements or that we will be able to attract an adequate number of skilled persons. Labor disputes could also occur at any of the used facilities, which may affect our business. While our employees are not currently represented by labor unions or organized under collective bargaining agreements, labor disputes could occur at any of our facilities or our suppliers.

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

 If our management team is unable to execute on its business strategies, then our product development, the expansion of our operations and distribution network and our sales and marketing activities would be materially and adversely affected. We have undergone and anticipate undergoing further rapid growth and/or changes in the scope of our operations, which is likely to place a significant strain on our management team and other resources. In addition, we may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by this rapid growth or changes. We may seek to augment or replace members of our management team or we may lose key members of our management team, and we may not be able to attract new management talent with sufficient skill and experience.

The reduction or elimination of government subsidies and economic incentives for on-grid applications could cause our revenues to decline.

 We believe that the growth of the majority of our target markets, particularly the market for on-grid applications, depends on the availability and size of government subsidies and economic incentives. Accordingly, the reduction or elimination of government subsidies and economic incentives would likely reduce the size of these markets and/or result in increased price competition, which could cause our revenues to decline. Today, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid, mainly due to the exclusion of social costs in grid power costs and hidden or direct subsidies to other energy sources. As a result, national, federal, state and/or local governmental bodies in many countries, most notably Japan, Germany, Spain, Italy, Greece, Belgium, France and the United States, have provided subsidies and/or support in the form of feed-in tariffs, investment incentives, cost reductions, tax write-offs and other incentives to end users, distributors, systems integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government subsidies and economic incentives could be reduced or eliminated altogether. For example, in 2006, there was a decline in world wide volume growth in the solar market, which we attribute in part to the long planned reduction of the Japanese promotion program as well as the foreseen yearly reduction of the German feed-in tariff for solar electricity.

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

 •  fluctuations in economic and market conditions that impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

 •  capital expenditures by customers that tend to decrease when the United States, EU or global economy slows;

 • continued deregulation of the electric power industry and broader energy industry; and

 • availability of government subsidies and incentives.

We face intense competition from other companies producing solar power and other energy generation products. If we fail to compete effectively, we may be unable to increase our market share and sales.

 The solar power market is intensely competitive and rapidly evolving. Many of our competitors have established a market position more prominent than ours, and if we fail to attract and retain customers and establish a successful distribution network for our solar power products, we may be unable to increase our sales and market share. There are a large number of companies in the world that produce solar power products, including BP Solar, Kyocera Corporation, Sharp Corporation, Mitsubishi, Solar World AG and Sanyo Corporation. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. Further, many of our competitors are developing and are currently producing products based on new solar power technologies, including other crystalline silicon and sheet technologies, that they believe will ultimately have costs similar to, or lower than, our projected costs. Most of our competitors are substantially larger than we are, have longer operating histories and have substantially greater financial, technical, manufacturing and other resources than we do. Our competitors’ greater size in some cases provides them with a competitive advantage with respect to manufacturing costs due to their ability to allocate fixed costs across a greater volume of production and purchase raw materials at lower prices. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential clients and their customers and have extensive knowledge of our target markets. As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can.

If we are unable to protect our intellectual property adequately, we could lose competitive advantages in the solar power market.

 Our ability to compete effectively against competing solar power technologies will also partly depend on our ability to protect our current and future proprietary technology, product designs and manufacturing processes through a combination of patent, copyright, trademark, trade secret and unfair competition laws. We may not be able to adequately protect our intellectual property and may need to defend our products and services against infringement claims, either of which could result in the loss of our competitive advantage in the solar power market and materially harm our business and profitability. We face the following risks in protecting our intellectual property and in developing, manufacturing, marketing and selling our products and services:

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

 In recent years, there has been significant litigation involving patents and other intellectual property rights in many technology-related industries. There may be patents or patent applications in the EU, the United States or other countries that are pertinent to our business of which we are not aware. The technology that we incorporate or intend to incorporate into and use to develop and manufacture our current and future products may be subject to claims that they infringe the patents or proprietary rights of others. The success of our technology efforts will also depend on our ability to develop new technologies without infringing or misappropriating the proprietary rights of others. We may receive notices from third parties alleging patent, trademark or copyright infringement, claims regarding trade secrets or contract claims. Receipt of these notices could result in significant costs as a result of the diversion of the attention of management from our technology efforts. No third party has a current filed intellectual property lawsuit, arbitration or other proceeding against us. If a successful claim were brought against us, we would have to attempt to license the intellectual property right from the claimant or to spend time and money to design around or avoid the intellectual property. Any such license may not be available at reasonable terms, or at all. We may, however, be involved in future lawsuits, arbitrations or other legal proceedings alleging patent infringement or other intellectual property rights violations. In addition, litigation, arbitration or other legal proceedings may be necessary to:

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

 In addition, we may have to participate in proceedings before the EU’s or United States Patent and Trademark office, or before other patent and trademark offices, with respect to our patents, patent applications, trademarks or trademark applications or those of others. These actions may result in substantial costs to us as well as a diversion of management attention. Furthermore, these actions could place our patents, trademarks and other intellectual property rights at risk and could result in the loss of patent, trademark or other intellectual property rights protection for the products and services on which our business strategy depends.

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

 In addition, when we may not control the prosecution, maintenance and enforcement of certain important intellectual property, the protection of the intellectual property rights may not be in our hands. If the entity that controls the intellectual property rights does not adequately protect those rights, our rights may be impaired, which may impact our ability to develop, market and commercialize the related solar power products.

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

 The market for electricity generation products is heavily influenced by foreign, national, federal, state and local government regulations and policies concerning the electric utility industry, as well as internal policies and regulations promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety and environmental protection, utility interconnection and metering and related matters. There is also a burden in having to track the requirements of individual countries and states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our products may result in significant additional expenses to us and our clients and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

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

 These government agencies may not continue their commitment to programs to which our development projects are applicable. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would increase our research and development expenses, which could slow our ability to develop our solar power technologies. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the US government for US funded projects. Our government-sponsored research projects are subject to audit and require that we provide regular written technical updates, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, the failure to provide these reports or to provide inaccurate or incomplete reports may provide the US government with rights to any intellectual property arising from the related US government funded research. “March-in” rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the United States government or government agency may grant the license itself. The United States government or government agency can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference. Currently the United States Government is not funding any of our research projects. “March-in” rights do not pertain to EU or Dutch Government funded projects. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

Compliance with environmental regulations can be expensive, and non-compliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

 We are required to comply with all foreign, federal, state and local regulations regarding protection of the environment. If more stringent regulations are adopted in the future, the costs of compliance with these new regulations could be substantial. We believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental regulations, however, we may be required to pay substantial fines, suspend production or cease operations. We hardly use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and (third party) manufacturing activities. Nevertheless, any failure by us to control the use of or to restrict adequately the discharge of hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, under some foreign, federal and state statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

 Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products we sell results in injury. Since our products are electricity producing devices, it is possible that consumers could be injured or killed by our products, whether by product malfunctions, defects, improper installation or other causes. In addition, since sales of our existing products have been modest and the products we are developing may incorporate new technologies and use new installation methods, we cannot predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us.

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

We have notes payable in the aggregate principal amount of $1,422,298, all of which are due upon demand and a  portion of which are in default and  bear interest at a rate of 21% per annum.  As a result of this indebtedness, our principal and interest payment obligations are high. The degree to which we are leveraged could, among other things:

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

 We anticipate that our operating expenses will continue to increase significantly. If our product revenues in any quarter do not increase correspondingly, our net result for that period will decrease accordingly. Moreover, given that a significant portion of our operating expenses is largely fixed in nature and cannot be quickly reduced, if our product revenues are delayed or below expectations, our operating results are likely to be adversely and disproportionately affected. For these reasons, quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and you should not rely on results of operations in any particular quarter as an indication of future performance. If our quarterly revenue or results of operations fall below the expectations of investors or public market analysts in any quarter, the market value of our common stock would likely decrease, and it could decrease rapidly and substantially.

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

ITEM 2. DESCRIPTION OF PROPERTY.

GiraSolar Inc. owns no real estate property.

The operational headquarters is located in a leased space in Deventer, the Netherlands, where we maintain administration, engineering and other work space in one building. Our lease expires in May 2011.

 Further storage and workspace is maintained with affiliates near Deventer. Other storage locations are used on ad-hoc basis with logistical partners.

 We are a fairly young company, building up assets and property. A USA manufacturing facility is envisioned to become part of infrastructure in  the near future. Equipment orders to improve manufacturing to the tune of € 1,250,000 have been placed and prepayments to the tune of € 310,000 have been made. Other manufacturing sites belong to third parties

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL

BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Pink Sheets and the Frankfurt Stock Exchange. The trading price of our common stock has been and may continue to be volatile. The closing sale prices of our common stock, as reported by the Nasdaq National Market, have ranged from $.50 to $3.50 for the 52-week period ended December  31, 2006.

FISCAL QUARTER ENDING                        HIGH BID          LOW BID

March 31, 2005.......................       $   1.10         $   0.75

June 30, 2005........................       $   1.10         $   0.75

September 30, 2005...................       $   0.75         $   0.75

December 31, 2005....................       $   0.75         $   0.02

March 31, 2006.......................       $   3.50         $   0.02

June 30, 2006........................       $   2.75         $   0.60

September 30, 2006...................       $   1.50         $   0.60

December 31, 2006....................       $   0.95         $   0.50

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes. This overview provides our perspective on the individual sections of MD&A.

Forward-Looking Statements

This Annual Report on Form 10-KSB includes forward-looking statements. These are subject to certain risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. . In addition, when used in this Annual Report on form 10-KSB, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

Factors that could cause actual results to differ materially from the forward-looking statements include: 1) our ability to retain our major customers, 2) our ability to maintain supply relationships with our vendors and contact manufacturers; 3) changes in the market for solar power; 4) reduced government subsidies for solar power in key markets such as Germany, Spain, Greece and other important markets 5) our ability to retain our key executives; 6) our ability to successfully raise additional financing to allow us to execute our business plan; and 7) our ability to attract market support for our stock. The foregoing list of important factors is not exclusive.

Executive Summary

Overview

GiraSolar Inc. was incorporated under the name Revolution Fighting Inc in the State of Delaware in June 2002, changed its name to Legend Investment on January 5, 2005 and then changed its name to GiraSolar Inc on April 12, 2006 after the acquisition of 51% of the outstanding equity of GiraSolar BV.

 We are a leading developer, marketer and producers of solar power products. We operate through our majority owned subsidiary, GiraSolar B.V. which is based in the Netherlands. All of our revenue is derived from the activities of GiraSolar BV and its subsidiaries. Our key customers are distributors, systems integrators, and other value adding clients who incorporate our products into their electronics, structures, and wiring systems. Our products are primarily sold in Europe.

We are organized into three reporting segments:

• Dutch Solar BV— Dutch Solar BV is responsible for the sale of solar modules as well as the production and distribution of the GiraSolar branded range of products.  DutchSolar BV is focused on the sale of solar products such as modules. DutchSolar is also responsible for coordinating and executing the sale of our GiraSolar branded product line. DutchSolar earns revenue as both as a reseller and as a manufacturer. Revenue growth occurs as we sell our products in new markets or as the existing market for solar power expands. Revenue growth also occurs as we are able increase the margins for our products.  DutchSolar also generates revenue through the sale of raw materials, intermediate products, and half fabricates to third parties.

• GiraMundo BV- GiraMundo provides project development and consulting services used in the development of solar energy. We provide consulting services for new participants in the market for solar energy through GiraMundo BV.  Our work is focused on providing consulting services, project development and finance. We also provide technical assistance and develop projects in rural markets.  We have partners, clients, and support relationships in Asia, Africa, and Latin America.

•

 GiraSolar Turkey Ltd.— Our joint venture in Turkey is used to support clients and services throughout the Middle East.   GiraSolar Turkey provides turn key services including design, development, and installation of complete solar systems.

During our fiscal year ended December 31, 2006, we continued our focus on attaining leadership in the market for solar energy products. Key accomplishments included:

• Significantly increasing our market share in Spain;

• Producing and delivering solar modules made in the United States under our engineering specifications;

• Attending all major solar trade shows;

• Maintained access to key supplies of critical raw materials and increased sales to our existing customer base;

OPERATING RESULTS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2006 AND 2005

Revenues. Our revenue for the year ended December 31, 2006 was $55,886,830 and was solely derived from sales of solar power and directly related products.

Operational Expenses. Our cost of revenue for the year ended December 31, 2006 was $54,546,434, which is attributed to cost associated with our solar powered products.  This increase reflects  the merger with GiraSolar B.V

Since we had no solar operations prior to the merger in February 2006 we did not generate any revenue  in 2005  nor did we incur any expenses in 2005.

Net Income (Loss). Our net loss from operation for the year ended December 31, 2006 was ($1,921,399) as compared to $(301,763) during 2005. The change was due to the commencement of operation in the solar industry due to our merger with GiraSolar B.V

Changes in Balance Sheet. As of December 31, 2006, we had current assets of $6,732,748 as compared to $60,901 at December 31, 2005, total assets of $12,941,123 at December 31, 2006 as compared to $122,030 at December 31, 2005, total current liabilities of $8,980,602 as compared to $1,262,130 at December 31, 2005 and stockholders' equity (deficit) at December 31, 2006 of $3,939,653 as compared to ($1,140,100) at December 31, 2005. The increase in assets, increase in liabilities and stockholders' (deficit) is the result of the merger with GiraSolar B.V.

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

Application of Critical Accounting Policies

General:   Our discussion and analysis of our financial condition and results of operations are based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets and other long-lived assets, income taxes, warranties and contingent liabilities, including potential litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company considers certain accounting policies related to revenue recognition, the impairment of long-lived assets, accrual of warranties, the accounting for deferred taxes and share-based compensation to be critical policies due to the estimation processes involved in each.

Revenue Recognition

The consolidated financial statements include the accounts of GiraSolar, B.V. and its wholly owned subsidiaries, of which the Company has the ability to exercise control and direct operations.  All material intercompany balances and transactions have been eliminated on consolidation.

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Revenues from the sale of solar energy equipment are recognized upon delivery.

Revenues from services are recognized in proportion to the services rendered.

Government operating grants are included in the statement of operations in the year to which the subsidized expenses are charged, in which the loss of income is incurred, or in which the operating loss has occurred.

Income Tax Expense and Accruals

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our annual tax rate and in evaluating our tax positions. We establish reserves at the time that we determine that it is probable that we will be liable to pay additional taxes related to certain matters. We adjust these reserves, including any impact on the related interest and penalties, in light of changing facts and circumstances, such as the progress of a tax audit.

A number of years may elapse before a particular matter, for which we have established a reserve, is audited and finally resolved. The number of years with open tax audits varies depending on the tax jurisdiction. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we record a reserve when we determine the likelihood of loss is probable. Such liabilities are recorded in the line item income taxes payable/receivable in our consolidated balance sheets. Settlement of any particular issue would usually require the use of cash. Favorable resolutions of tax matters for which we have previously established reserves are recognized as a reduction to our income tax expense, or Additional Paid in Capital if appropriate, when the amounts involved become known.

Tax law requires items to be included in the tax return at different times than when these items are reflected in the consolidated financial statements. As a result, our annual tax rate reflected in our consolidated financial statements is different than that reported in our tax return (our cash tax rate). Some of these differences are permanent, such as expenses that are not deductible in our tax return, and some differences reverse over time, such as depreciation expense. These timing differences create deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax bases of assets and liabilities. The tax rates used to determine deferred tax assets or liabilities are the enacted tax rates in effect for the year in which the differences are expected to reverse. Based on the evaluation of all available information, we recognize future tax benefits, such as net operating loss carryforwards, to the extent that realizing these benefits is considered more likely than not.

We evaluate our ability to realize the tax benefits associated with deferred tax assets by analyzing our forecasted taxable income using both historical and projected future operating results, the reversal of existing temporary differences, taxable income in prior carry-back years (if permitted) and the availability of tax planning strategies. A valuation allowance is required to be established unless management determines that it is more likely than not that the Company will ultimately realize the tax benefit associated with a deferred tax asset.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of SFAS No. 109. The provisions are effective beginning in the first quarter of our 2008 fiscal year. See Note 1: Organization and Summary of Significant Accounting Policies in the Notes to the Financial Statements.

Goodwill Impairment

Goodwill represents the excess of cost over the fair value of the net identifiable assets acquired in a business combination. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), goodwill and intangible assets with an indefinite useful life are no longer amortized, but are tested for impairment at least annually.

We perform an annual review in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. Our impairment process compares the fair value of each reporting unit to its carrying value, including the goodwill related to the reporting unit. We concluded for the 2005 and 2006, fiscal years that the fair value of our reporting units exceeded the carrying values and no impairment charge was required.

If actual operating results or cash flows are different than our estimates and assumptions, we could be required to record impairment charges in future periods

Impairment of Long-Lived Assets

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

Accrued Product Warranties

The Company’s product warranty accrual reflects management’s estimate of probable liability as a percentage of product sales.  Management establishes product warranty accruals based on historical experience and currently available information.  The provision was established for the year ended December 31, 2005 and is based on 1.75% of the sales of GiraMundo B.V. and DutchSolar B.V.  The provision is short-term in nature.  Management has determined that no additional accrual was required for the year ended December 31, 2006.

Stock-based compensation

In the first quarter of 2007, we adopted SFAS No. 123(R), Share-Based Payments (“SFAS No. 123(R)”) which requires the measurement at fair value and recognition of compensation expense for all share-based payment awards. Total share-based compensation during 2006 was $1,507,800

Determining the appropriate fair-value model and calculating the fair value of employee stock options at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of these share-based awards consistent with the provisions of SFAS No. 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. The assumptions for expected volatility and expected life are the two assumptions that significantly affect the grant date fair value. The expected dividend rate and expected risk-free rate of return are not significant to the calculation of fair value.

We use historical volatility over the expected term as we believe that this is reflective of market conditions. We determine the expected term on an annual basis by reviewing the exercise activity of our officers and non-officers. If we determined that another method used to estimate expected volatility or expected life was more reasonable than our current methods, or if another method for calculating these input assumptions was prescribed by authoritative guidance, the fair value calculated for share-based awards could change significantly. Higher volatility and longer expected lives result in an increase to share-based compensation determined at the date of grant.

In addition, SFAS No. 123(R) requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Annual changes in the estimated forfeiture rate can have a significant effect on reported share-based compensation, as the cumulative effect of adjusting the rate for all expense amortization after January 1, 2007 is recognized in the period the forfeiture estimate is changed. We estimate and adjust forfeiture rates based on an annual review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the expense recognized in the financial statements. These adjustments affect our gross margin; sales and marketing expenses; and general and administrative expenses. Cumulative adjustments are recorded to the extent that the related expense is recognized in the financial statements, beginning with implementation in the first quarter of 2007. Therefore, we expect the potential impact from cumulative forfeiture adjustments to increase in future periods. The expense that we recognize in future periods could also differ significantly from the current period and/or our forecasts due to adjustments in the assumed forfeiture rates.

Change in Number of Employees

Finances permitting, in 2007 we may consider hiring employees in the areas of engineering, marketing and sales.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Based on his evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2006, our chief executive officer has concluded that our disclosure controls and procedures are effective and sufficient to ensure that we record, process, summarize, and report information required to be disclosed by us in our periodic reports.

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

NAME . . . . . . . . AGE POSITION Peter C. Klamka. . . 38 Chairman of the Board, Chief Executive Officer, President, and Secretary Dennis Brody . . . . 55 Director James D. Tilton, Jr. 45 Director

In August 2007, Mr. Klamka resigned as President, effective August 1 and Mr. James Miller was appointed in his place.

BIOGRAPHICAL INFORMATION

Peter Klamka, age 38, has been our president, chairman of the board, secretary, treasurer, chief financial officer, and chief executive officer since our company was formed. He has also been the president, chairman of the board and chief executive officer of Legend Mobile, Inc. (OTCBB:LGMB.OB) since it was formed in May 1997. Through its subsidiary Legend Credit, Inc., Legend Mobile develops and markets stored-value cards. Mr. Klamka has been active in creating, marketing and developing various licensed products. He has also bought and sold several businesses, including Sunset Interactive Network Inc., which was sold to American Sports History Inc. (OTCBB: AMSH), and General Display Devices Inc., which was sold to Daktronics Inc. (NASDAQ:DAKT). In 1994, Mr. Klamka founded Wilshire Fragrance and served as its chief executive officer. Mr. Klamka serves on the board of directors of Phoenix Interests, Inc. (PHXI.OB) and Sun Network Group (SNNW.OB). Mr. Klamka received his Bachelor of Arts degree from the University of Michigan.

James D. Tilton, Jr., age 45, has served as our director since October 2004. Mr. Tilton has more than ten years' experience in the securities industry. From 1995 to 1996, he was stockbroker at Morgan Keegan. From 1997 to 1999, he worked independently in the securities industry, specializing in corporate finance and investment banking. Mr. Tilton has been involved in the financing of private and public small-growth companies. Mr. Tilton is president and director of Phoenix Interests, Inc. (PHXI.OB), a business development company active in the thoroughbred racing and online gaming sectors. Since January 1999, Mr. Tilton has also been TuneIn Media, Inc.'s chief executive officer and president. TuneIn Media, Inc. was an interactive media content provider and currently is a dormant company. Mr. Tilton has a B.A. in Political Science with an emphasis in accounting and business from the University of Louisville.

Dennis Brody, age 55, has served as our director since October 2004. In 1997, he founded Dennis Brody Management, a talent manager located in West Hollywood, California, and since then he has acted as its president. Mr. Brody manages and represents actors and writers in all areas of film, television, commercials, and new media. His clients include Pamela Anderson Lee, Jenny McCarthy, Carmen Electra, Cindy Margolis, Tracey Bregman Recht, Bob Keeshan (Captain Kangaroo), Katie Wager, Pat Finn, and Roger Clinton. From 1984 until 1993, he was a producer and manager at Brody/Kenner Enterprises, in Los Angeles, California, where he developed and produced feature film, television, and miniseries projects with HBO, Universal, Vestron, New World, Avenue Pictures, Epic, and others. From 1983 to 1984, he was director of creative affairs at Zupnik Curtis Enterprises, in Los Angeles, California, and from 1975 to 1982 he was a talent agent at the William Morris Agency, in Beverly Hills, California. He received a Bachelor of Arts in radio, film and television from California State University at Northridge, California.

None of our officers or directors has been involved in legal proceedings that impair their ability to perform their duties.

ITEM 10. EXECUTIVE COMPENSATION

As of December 31, 2006, we had not since inception paid a salary or any other compensation to any of our officers or directors. Our agreement with Mr. Klamka provides that he is entitled to receive the following salary for his service in the following positions:

NAME POSITION COMPENSATION ---- -------- ------------ Peter Klamka President, CEO, Director $250,000

In 2002, 2003, and 2004 we did not pay Mr. Klamka a regular salary. Under his agreement with us, in 2002, 2003 and 2004 we were required to pay him an annual salary of $175,000, respectively. In lieu of such payments, we issued Mr.Klamka a promissory note in the principal amount of $466,665 on December 31, 2004. We agreed to pay Mr. Klamka an annual salary of $250,000 in 2005 but did not do so and instead issued a promissory note to Mr. Klamka for the 250,000. We agreed to pay him an annual salary of $170,000 in 2006 but did not do so and instead issued a promissory note to Mr. Klamka for the 175,000. These notes bear interest at rates ranging from 8% to 21% (in default) and are payable on demand.  They are convertible into shares of our common stock at a rates ranging form $.02 per share to $.35 per share.  At December 31, 2006, the entire aggregate principal balance of $891,665 due to Mr. Klamka under such notes  was  outstanding in addition to accrued interest on one of the notes in default of $217,281.11  We are currently engaged in negotiations with Mr. Klamka which we expect will result in a reduction of such debt to Mr. Klamka by the possible sale or exchange of  such debt.

In 2002, 2003 and 2004 we did not pay another employee a regular salary. We agreed to pay such employee an annual salary of $30,000 in 2002, 2003, and 2004 but did not do so and in lieu thereof issued such employee a promissory note in the principal amount of $80,000. We agreed to pay the employee an annual salary of $60,000 in 2006 but did not do so and instead issued a promissory note to the employee in the principal amount of $60,000. During 2006, the employee converted $12,500 of such debt into shares of our common stock.  At December 31, 2006, the aggregate principal balance due to the employee under the notes was $127,500. These notes are payable on demand, are currently in default and bear interest at the rate of 21%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table states, as of December 31, 2006 the number and percentage of shares our common stock and preferred owned by each person owning at least 5% of our outstanding shares of common stock and Series A preferred stock, each officer and director owning stock, and all officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated, in computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after December 31, 2006, are deemed outstanding, but those shares are not deemed outstanding for purposes of computing percentage ownership of any other person. The number and percentage of shares beneficially owned are based on the aggregate of 35,500,000 shares of common stock and 2,500,000 shares of Series A preferred stock outstanding as of December 31, 2006.

                                                    Number of Shares

Name and Address . . . . . . . . . . . . . . . . .  Beneficially Owned   Class of Stock  Percentage of Class

--------------------------------------------------  -------------------  --------------  --------------------

GiraSolar BV

Munsterstraat 9
7418EV Deventer                                       12,500,000           Common                    35%
The Netherlands. . . . . . . . . . . . . . . .

--------------------------------------------------  -------------------  --------------  --------------------

ISA BV

Munsterstraat 9
7418EV Deventer                                            1,250,000            Preferred                  50%
The Netherlands

Peter Klamka

777 Eisenhower Pkwy

Suite 102. . . . . . . . . . . . . . . . . . . .       3,915,000(1)(2)     Common                    11%

Ann Arbor, MI 48103. . . . . . . . . . . . . . . .

----------------------------------------- ---------  -------------------  --------------  --------------------

Barton PK, LLC (3)

777 Eisenhower Pkwy

Suite 102

Ann Arbor, MI 48103                                    1,250,000           Preferred                 50%

                                                       3,915,000(1)(2)     Common                    11%

All directors and officers as a group (one person)     1,250,000           Preferred                 50%

--------------------------------------------------  -------------------  --------------  --------------------

(1)    Does not include 1,250,000 shares of our Series A convertible preferred stock, each convertible at any time at the option of the holder into one share of common stock.

(2)     Does not include 52,461,197 shares which are issuable upon conversion of promissory notes issued by the Company to Peter Klamka which are convertible upon demand.  We are currently engaged in negotiations with Mr. Klamka which we expect will result in a reduction of such debt to Mr. Klamka by the possible sale or exchange of such debt.

(3)    Peter Klamka is the managing member of Barton PK, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set forth below, there are no relationships, transactions, or proposed transactions to which we were or are to be a party in which any of our officers or directors had or are to have a direct or indirect material interest.

During the fiscal year, we had outstanding to Peter Klamka for  accrued salary in the principal amount of $891,665and debt outstanding to Peter Klamka in the aggregate principal amount of $399,346.73 for advances made by him for  financing  since we were formed to fund our operations. The debt, which is evidenced by promissory notes, is payable on the demand of Mr. Klamka and is convertible into shares of our common stock at various rates.  As of December 31, 2006, the entire principal amount of the notes for the advances remained outstanding together with interest of $579 and the entire $891,665 of the principal amount of the notes for accrued salary remained unpaid, of which $466,665 was in default.  At December 31, 2006, the accrued interest outstanding on the note in default was $217,281.11.  We are currently engaged in negotiations with Mr. Klamka which we expect will result in a reduction of such debt to Mr. Klamka by the possible sale or exchange of such debt.  See Notes 5 and 6 to the Financial Statements.

In addition, we have received a loan in the amount of $128,679 from two shareholders of GiraSolar BV, one of which is also the owner of half of the outstanding shares of our Series A Preferred stock.  The loan is subordinate to all of our other indebtedness and not evidenced by a note.  See Note 5 to the Financial Statements.

In addition, we are owed money for advances that we made to certain related parties.  These advances are in the aggregate amount of $426,000. See note 6 to the Financial Statements.

Peter Klamka is a director of Phoenix Interests, Inc. The president of Phoenix Interests is James D. Tilton, Jr., a member of our board of directors.   Peter Klamka is also the managing member of Barton PK, LLC, the entity that owns 50% of the outstanding shares of the Series A convertible preferred stock.

Wieland Koornstra is the President of GiraSolar BV the 51% subsidiary of our company.  He also owns all of the outstanding equity of ISA BV, the owner of 50% of the outstanding shares of our Series A Preferred Stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2005   by our principal accountants, , are as follows:

                                                 FOR THE YEARS ENDED

                                                 DECEMBER 31,

                                                     2006           2005

Audit Fees. . . . . . . . . . . . . . . . . . .  $  2,500          $ 2,500

Audit-Related Fees. . . . . . . . . . . . . . .  $      -          $     -

Tax Fees. . . . . . . . . . . . . . . . . . . .  $      -          $     -

Other Fees. . . . . . . . . . . . . . . . . . .  $      -          $      -

The audit-related fees relate to review services performed by our accountant. For the years ended December 31, 2005 and 2006 we did not incur any audit related fees, tax fees or other fees.

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

GiraSolar Inc.

Date: September 19 , 2007 By: /s/James Miller ---------------------- James Miller, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: September 19    ,  2007                                By:     /s/James Miller

                                                                                   -------------------------

                                                                                  James Miller,  President

Date:     ,  2007                                                By:     /s/  James  D. Tilton, Jr.

                                                                                   -----------------------------

                                                                                 James D. Tilton, Jr., Director

Date:     ,  2007                                               By:     /s/  Dennis  Brody

                                                                                 -----------------------------

                                                                                 Dennis  Brody,  Director

EXHIBIT 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, James Miller, certify that:

1. I have reviewed this annual report on Form 10-KSB of GiraSolar, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods present in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13-a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financing reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involved management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: September 19, 2007 , /s/ James Miller ---------------------------- James Miller President

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with this Annual Report of GiraSolar, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Miller, President of the Company, certifies to the best of my knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on Form 10-KSB for the year ending December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the year ending December 31, 2006 fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: September 19, 2007 /s/ James Miller -------------------- James Miller

Gruber & Company, LLC

Certified Public Accountant                                           Telephone (636)561-5639 121 Civic Center Drive, Suite 125                                            Fax (636)561-0735

Lake Saint Louis, Missouri  63367

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF GIRASOLAR, INC.

We have audited the accompanying consolidated balance sheets of Girasolar, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), cash flows and comprehensive income for the years ended December 31, 2006 and 2005.  These consolidated financial statements are the responsibility of the Company’s management.   Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Girasolar, Inc. as of December 31, 2006 and 2005 the results of its consolidated operations and cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

Gruber & Company, LLC

Lake Saint Louis, Missouri

September 4, 2007

                                                         Member:  American Institute of Certified Public Accountants

                                                         Registered:  Public Company Accounting Oversight Board  (PCAOB)

F-1

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Balance Sheet

	December 31,
	2006	2005

ASSETS

CURRENT ASSETS:
Cash	$861,574	$91
Notes receivable	--	20,000
Accounts receivable, net	4,720,686	--
Inventory	738,879	--
Prepaid expenses	409,107	--
Investments, held for sale	2,502	40,000
TOTAL CURRENT ASSETS	6,732,748	60,091

Furniture and vehicles, net	24,249	--
Goodwill	3,334,625	--
Customer list, net	2,329,810	--
Due from related parties	426,854	--
Tax refunds receivable	63,414	--
Other receivables	29,423	--
	6,208,375	--

TOTAL ASSETS	12,941,123	122,030

F-1

		LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	CURRENT LIABILITIES:
	Notes payable	1,422,298
670,001	Current derivative liability	82,817
--	Accounts payable	390,085
54,031	Customer prepayments	5,816,336
--	Other accruals	675,555
--	Accrued interest	299,273
146,798	Provision for warranty claims	290,214
--	Due to related party	4,024
391,300	TOTAL CURRENT LIABILITIES	8,980,602
1,262,130

	MINORITY INTEREST	20,868
--
	COMMITMENTS AND CONTINGENCIES	--
--
	STOCKHOLDERS' EQUITY (DEFICIT)
	Preferred Stock, $0.001 par value; 5,000,000 shares
	authorized; 1,000,000 Class A shares issued and outstanding	1,000
1,000	Common stock; $0.01 par value; 1,000,000,000 shares
	authorized; 35,598,700 and 11,696,200 shares issued	355,987
116,962	and outstanding at December 31, 2006 and 2005
	Common shares issuable, (December 31, 2005 -1,375,000)	-
13,750	Subordinated loan	128,679
-	Additional paid-in capital	7,303,120
217,363	Accumulated deficit	(3,784,577)
(1,489,175)	Other comprehensive income	(64,556)
--	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	3,939,653
(1,140,100)	TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,941,123
$122,030

F-2

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statements of Operations

	Year ended December 31,
	2006	2005

REVENUE	$55,886,830	$-

COST OF REVENUE	54,546,434	-

GROSS PROFIT	1,340,396	-

EXPENSES:
Selling, general and administrative	3,261,795	301,763

TOTAL EXPENSES	3,261,795	301,763

LOSS FROM OPERATIONS	(1,921,399)	(301,763)

OTHER INCOME (EXPENSE):
Interest income	2,937	-
Loss on derivative liability	(82,817)	-
Interest expense	(258,719)	(133,117)

TOTAL OTHER INCOME (EXPENSE)	(338,599)	(133,117)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(2,259,998)	(434,880)

PROVISION FOR INCOME TAXES	14,536	-

LOSS BEFORE MINORITY INTEREST	(2,274,534)	(434,880)

MINORITY INTEREST	(20,868)	-

NET LOSS	$(2,295,402)	$(434,880)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.10)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	22,394,257	10,961,325

GiraSolar, Inc.
(Formerly Legend Investment Corporation)
Consolidated Statements of Stockholders' Equity (Deficit)
								Additional		Other
	Preferred Stock		Common Stock		Common Stock Issuable		Subordinated	Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Loan	Capital	Deficit	Income	Total

Balance, December 31, 2004	1,000,000	1,000	10,809,625	108,096	--	--	--	133,254	(1,054,295)		(811,945)

Shares issued for cash	--	--	2,062,500	20,625	--	--	--	60,600	--	--	81,225
Shares returned to treasury	--	--	(1,250,000)	(12,500)	--	--	--	12,500	--	--	--
Common stock issuable	--	--			1,375,000	13,750	--	11,750		--	25,500
Correction to prior year stock issued	--	--	74,075	741	--	--	--	(741)	--	--	--
Net loss	--	--	--	--	--	--	--	--	(434,880)	--	(434,880)

Balance, December 31, 2005	1,000,000	1,000	11,696,200	116,962	1,375,000	13,750	--	217,363	(1,489,175)	--	(1,140,100)

Shares issued to acquire GiraSolar, B.V.	--	--	12,500,000	125,000	--	--	--	5,705,000	--	--	5,830,000
Shares issued for services	--	--	9,090,000	90,900	--	--	--	1,276,900	--	--	1,367,800
Shares issued to retire debt	--	--	937,500	9,375	--	--	--	28,125	--	--	37,500
Common stock issued	--	--	1,375,000	13,750	(1,375,000)	(13,750)	--	--	--	--	--
Net loss	--	--	--	--	--	--	--	--	(2,295,402)		(2,295,402)
Acquisition of GiraSolar, B.V. (51%)	--	--	--	--	--	--	128,679	75,732	--	(81,142)	123,269
Unrealized loss on securities held for sale	--	--	--	--	--	--	--	--	--	(22,569)	(22,569)
Gain on exchange rate	--	--	--	--	--	--	--	--	--	39,155	39,155

Balance, December 31, 2006	1,000,000	$1,000	35,598,700	$355,987	--	$--	128,679	$7,303,120	$(3,784,577)	$(64,556)	$3,939,653

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statements of Cash Flows

	Year ended December 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,295,402)	$(434,880)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	99,682	-
Issuance of common stock for services	1,367,800	-
Change in derivative liability	82,817
Notes payable issued for salaries	430,514	260,001
Changes in operating assets and liabilities:
Accounts receivable	(1,285,170)	-
Inventory	301,379	-
Tax refund receivable	1,823	-
Other receivables	(713,749)	-
Accounts payable and accrued expenses	2,803,372	137,078
Minority interests	20,868	-

Net cash provided by (used in) operating activities	813,934	(37,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	-	(20,000)
Investments	60,000	(40,000)
Advances to related parties	(245,003)	(51,801)
Cash acquired in purchase	259,247	-
Property and equipment additions	(14,647)	-
Net cash provided by (used in) financing activities	59,597	(111,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party, net	(12,222)	(9,254)
Advances from a third party- net	-	52,008
Proceeds from note payable, net	174	-
Proceeds from the sale of common stock	-	106,725

Net cash provided by (used in) financing activities	(12,048)	149,479

INCREASE (DECREASE) IN CASH	861,483	(123)

CASH, Beginning of year	91	214

CASH, End of year	$861,574	$91

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$106,244	$133,117
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Stock issued to acquire Girasolar, B.V.	$5,830,000	$-
Stock issued for debt conversion	$37,500	$-

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statement of Comprehensive Income

	For the Years Ended
	December 31,
	2006	2005

Net loss	(2,295,402)	(434,880)

Unrealized loss on securities held for sale	(22,569)	--

Gain on exchange rate	39,155	--

Total comprehensive loss	(2,278,816)	(434,880)

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

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the year ended December 31, 2006 of $2,204,888 and at December 31, 2006, had an accumulated deficit of $3,673,195 and a working capital deficit of $2,020,078.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of GiraSolar, B.V. and its two wholly owned subsidiaries and one 51% owned subsidiary, of which the Company has the ability to exercise control and direct operations.  All material intercompany balances and transactions have been eliminated on consolidation.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured.

Revenues from the sale of solar energy equipment are recognized upon delivery.

Revenues from services are recognized in proportion to the services rendered.

Government operating grants are included in the statement of operations in the year to which the subsidized expenses are charged, in which the loss of income is incurred, or in which the operating loss has occurred.

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

Furniture and Vehicles, net

Acquisitions of furniture and vehicles are recorded at cost.  Improvements and replacements of furniture and vehicles are capitalized.  Maintenance and repairs that do not improve or extend the lives of furniture and vehicles are charged to expense as incurred.  When furniture and vehicles are retired, their cost and related accumulated depreciation are removed from the accounts and any gain or loss is reported in the statements of operations.  Depreciation is computed using the straight-line method based on the estimated useful life of each class of depreciable assets as follows:

Furniture and fixtures

5 -10 years

Vehicles

3 -  5 years

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

Accrued Product Warranties

The Company’s product warranty accrual reflects management’s estimate of probable liability as a percentage of product sales.  Management establishes product warranty accruals based on historical experience and currently available information.  The provision was established for the year ended December 31, 2005 and is based on 1.75% of the sales of GiraMundo B.V. and DutchSolar B.V.  The provision is short-term in nature.  Management has determined that no additional accrual was required for the year ended December 31, 2006.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of December 31, 2006 and 2005.

All common stock shares are presented to reflect a five for 2 forward stock split approved by the Board of Directors on April 12, 2006.

All share and per share information has been retroactively restated to reflect this stock split.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Loss,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Total comprehensive loss consists of the net income for the respective periods, the foreign currency translation adjustments, and the unrealized loss on available for sale securities.

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”).  The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect its adoption of FIN 48 to have a material impact on its consolidated financial portion, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009.  The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flow.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year ending September 30, 2007.  The requirement to measure plan assets and benefit obligations is effective for fiscal years ending after December 15, 2008, or the Company’s fiscal year ending September 30, 2009.  The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

Foreign Currency Translation

GiraSolar, B.V. maintains its books and records in Euros, the currency of the Netherlands.

The Euro is the Company’s functional currency, as the Company’s business activities are located in the Netherlands and dominated in Euros.  Assets, and liabilities are translated into United States Dollars have been made at the rate of $1.3197 (US$), the exchange rate prevailing  at December 31, 2006. Revenue and expenses are translated into United States Dollars at the rate of $1.255805, the average

exchange rate during the year.   No representation is made that the Euro amount could have been, or could be converted into US$ at that rate or at any other rate.  Foreign currency translation gains or losses are recorded as other comprehensive income in the stockholders’ equity section of the balance sheet.

Note 2 – Inventories

Inventories of raw materials, consumables, and finished goods are valued at the lower of cost or market, on a first-in, first-out basis.  The market value is determined by individual assessment of the inventories.

Inventory consists of the following at December 31, 2006:

Finished goods

$  738,879

Note 3 – Accounts Receivable and Allowance For Doubtful Accounts

Trade accounts receivable are presented net of an allowance for doubtful accounts.  The

Company estimates the allowance based on an  analysis of specific customers, taking into consideration  the age of accounts and an assessment of the customer’s ability to pay.  The Company has determined based upon these considerations that no allowance for doubtful accounts is required at December 31, 2006.

Note 4 – Furniture and Vehicles

Property and equipment consists of the following at December 31, 2006:

Furniture and fixtures

$ 21,899

Vehicles

     9,346

   31,245

Less – Accumulated depreciation

    (6,996)

               $ 24,249

Note 5 – Notes Payable (Including Related Party)

Notes payable consist of the following at December 31, 2006 and 2005:

Notes payable to a Company officer

  bearing interest upon default at 21% per annum.

 These notes are unsecured and were due on demand,

                 and are in default at December 31, 2006 and

                 2005.  These notes were issued for past due

  compensation. for 2002, 2003, and 2004 salary

            $466,665                            $550,001

 convertible at .02 per share

Notes payable to a former employee of the

   Company.  Notes bear interest upon default

                 at 21% per annum.  These notes are unsecured

                 and are due on demand, and are in default at

                 December 31, 2006 and 2005.  These notes

   was issued for past due compensation

           127,500                                 120,000

Notes payable to a Company officer,

  currently non-interest bearing,

                 bears interest  only upon default at 21% per annum,

                 unsecured and due on demand.

                 Convertible into common stock at

   $.02 per share. This note was issued for

   2005 salary past due compensation.

                          250,000                                        ---

Notes payable to a Company officer,

                 currently non-interest bearing,

   bears interest only upon default at 21% per annum,

                  unsecured and due on demand.

                  Convertible into common stock at

   $.35 per share. This note was issued for

   2006 salary past due compensation.

         175,000                                          ---

Notes payable to a Company officer,

   currently non-interest bearing

   bears interest only upon default at 21% per annum,,

                  unsecured and due on demand.

                 Convertible into common stock at

   $.02 per share. This note was issued for

   expenses advanced to fund operations

        303,362                                              ---

Notes payable to a Company officer,

   currently bears interest at 8%,

                  upon default bears interest at 21%,

   per annum  unsecured and due on

   demand.  Convertible into common stock at

   $.10 per share.  This note was issued for

   expenses advanced.

           66,985                                             ---

Notes payable to a Company officer,

   currently bears interest at 8%,

                 upon default bears interest at 21% per annum,

                  unsecured and due on

   demand.  Convertible into common stock at

   $.10 per share. This note was issued for

   legal fees advanced.

          29,000                                                 ---

Notes payable to an individual, non-interest

   Bearing, unsecured and due on demand.

             3,550

                                           ---

Note payable to a bank

                                             ---

               Total                                                                                 $1,422,298                                           $670,001

Other related parties have made a private loan to the Company.  The loan is subordinated to all existing and future liabilities of the Company.  The loan includes interest at 5% annually.  The loan is not yet formalized, and therefore there is no interest accrual at December 31, 2006.  The amount of this loan is $128,679.  This subordinated loan is included in the stockholders’ equity section of the balance sheet.

Note 6 – Related Party Transactions

A total of $58,044 is due from three companies that are controlled by a related Company.  These advances are non-interest bearing and the Company can demand payment at any time.

A total of $368,810 is due from five companies that are related to GiraSolar, B.V.  These advances are non-interest bearing,

Notes payable to a Company officer

   bearing interest upon default at 21% per annum.

                 These  notes are unsecured and were due on demand,

               and are in default at December 31, 2006 and

               2005.  These notes were issued for past due

 compensation. for 2002, 2003, and 2004 salary

   $466,665                        $550,001

convertible at .02 per share

Notes payable to a Company officer,

   currently non-interest bearing,

                  bears interest upon default at 21% per annum,

                 unsecured and due on demand.

                  Convertible into common stock at

   $.02 per share. This note was issued for

   2005 salary past due compensation.

                  250,000                                   ---

Notes payable to a Company officer,

   currently non-interest bearing,

                  bears interest upon default at 21% per annum,

                  unsecured and due on

   demand. Convertible into common stock at

   $.35 per share. This note was issued for

   2006 salary past due compensation.

  175,000                                    ---

Notes payable to a Company officer,

   currently non-interest bearing,

                 bears interest upon default at 21% per annum,

                 unsecured and due on

   demand.  Convertible into common stock at

   $.02 per share. This note was issued for

   expenses advanced

   303,362                                   ---

Notes payable to a Company officer,

   currently bears interest at 8%,

                  bears interest upon default at 21% per annum,

                  unsecured and due on

   demand.  Convertible into common stock at

   $.10 per share.  This note was issued for

   expenses advanced.

       66,985                                 ---

Notes payable to a Company officer,

   currently non-interest bearing,

                  bears interest upon default at 21% per annum,

                  unsecured and due on  demand.

                   Convertible into common stock at

   $.10 per share. This note was issued for

   legal fees advanced.

      29,000                                   ---

$1,291,012                    $550,001

Note 7 – Common Stock Transactions

All share and per share data has been adjusted to reflect our recapitalization in which each two share of common stock outstanding were converted into five shares of common stock.

During the first quarter, 2005, the Company issued 587,500 common shares for cash totaling $15,925.

During the second quarter, 2005, the Company issued 1,475,000 common shares for services rendered totaling $65,300.

During the first quarter, 2006, the Company issued 5,000,000 common shares to purchase 51% of the outstanding shares of Girasolar, B.V. The shares were valued at market and totaled $580,000.

During the first quarter, 2006, the Company issued 8,905,000 common shares for services rendered totaling $826,000.

During the first quarter, 2006, the Company issued 937,500 common shares to retire approximately $50,000 of debt.

During the second quarter, 2006, the Company issued 940,000 common shares for services rendered totaling $158,200.

During the third quarter, 2006, the Company issued 120,000 common shares for services rendered  totaling $33,600.

During the fourth quarter, 2006, the Company issued an additional 7,500,000 common shares to complete the purchase of 51% of the outstanding shares of Girasolar, B.V. The shares were valued at market and totaled $5,250,000.

During the fourth quarter, 2006, the Company issued 500,000 common shares for services rendered totaling $350,000.

Note 8 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with a Michigan limited liability corporation to advance funds totaling $500,000 in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of December 31, 2006, the Company has only advanced $10,000 on the agreement.  The Company has deemed that this note receivable is uncollectible, and has recorded the balance as a bad debt, included in the statement of operations under selling, general and administrative expenses.

On June 24, 2005 the Company advanced $10,000 to an information technology company for a period of 120 days.  The Company has deemed that this note receivable is uncollectible, and has recorded the balance as a bad debt, included in the statement of operations under selling, general and administrative expenses.

Note 9 – Investments

On September 12, 2005 the Company entered into an agreement to invest  a total of $400,000 in a combination of stock and cash into a company owning interests in various oil and gas wells situated in Texas.  The investment is to be made over a 60 day period from the date of the signing of the agreement.  The Company as result of the investment will be entitled to receive 30% of the future revenues derived from the properties.  Up to December 31, 2006, the Company has advanced $30,000.  At December 31, 2006, the Company has written-off this investment to operations in the amount of $30,000.

On June 24, 2005 the Company invested $10,000 in QRS/HandMade Recordings Inc. The agreement calls for a total commitment of $1,000,000 for all of the issued capital stock in HandMade, of which $300,000 is to funded by June 10, 2005.  The Company is presently in default of its obligations under this agreement.   At December 31, 2006, the Company has written-off this investment to operations in the amount of $10,000.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board.  SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date.  Unrealized gains and losses are recognized as a separate component of stockholders’ equity.  The specific identification method is used in calculating realized gains and losses.  SFAS 130 also requires a statement of comprehensive income which adjusts net income for the unrealized activity.  At December 31, 2006 the fair market value of common equity securities with a cost of $111,753 was $2,502.  The unrealized loss of $109,251 at December 31, 2006 is included as a component of other comprehensive income.

Note 10 – Contingent liabilities

The Company is not aware of any material contingent liabilities involving the Company...

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

Year  ended December 31,

2006            2005

The components of income (loss) before income

   taxes, based on the location of operations

               consist of the following:

Domestic

    $(2,283,327)    $  (320,189)

Foreign

                                         57,124

The components of the income tax provision

   include:

       Current:

Federal                                                                $         --             $   --

            Foreign                                                          14,536            --

State and local                                                 --                  --

                                                                                      $          14,536             --

Dutch income taxes have been recorded on the net income of the consolidating entities which are not a fiscal unity for the Dutch income tax in the amount of $14,536.  In addition, an income tax refund receivable has been recorded  for one of the consolidating Dutch entities which has a net operating loss.  The receivable is recorded as an other asset since it will not be received until that Company has taxable income.

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

Note 12 – Acquisitions

On February 21, 2006, the Company completed the acquisition of 51% of the capital stock of GiraSolar, B.V., a Netherlands corporation, in exchange for a private placement transaction of  five million shares of the Company’s restricted common stock (as adjusted for the five for two forward stock split), with an additional 7,500,000 shares issued on October 12, 2006.

The fair market value of the Company’s common  stock on February 21, 2006 and October 12, 2006 , was used to determine the purchase price of $5,830,000.  The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Current assets

$  1,068,935

Property and equipment

                         6,978

Other assets

       217,843

Customer list

    2,423,936

Goodwill

    3,334,625

Total assets

$  7,025,317

Less – Total liabilities

    1,222,317

$  5,830,000

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of GiraSolar, B.V. were recorded at their estimated fair values at the date of acquisition.

Intangible assets consisting of the customer list will be amortized on a straight-line basis over the estimated useful life of six years.  The fair value of the customer list was based on the estimated discounted net cash flows after income taxes over the estimated life of the customer list.  Amortization of the customer list included in selling, general and administrative expenses for the year ended December 31, 2006 totaled $94,126.  Amortization expense related to the customer list of Girasol, B.V.  For the each of the years ending December 31, 2007, through 2011, is estimated to be $403,989, and for the year ending December 31, 2012 is estimated to be $309,865.

Goodwill represents the excess of the cost of the GiraSolar, B.V. acquisition over the fair value of the related net assets at February 21, 2006.  Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill is subject to annual impairment testing or more frequent testing if an event occurs or circumstances change that would more likely than not reduce the carrying value of the 51% ownership in GiraSolar, B.V. below its fair value.  The impairment testing involves determining the fair market value of the 51% ownership of the issued capital stock of GiraSolar, B.V.  Based upon this assessment, the Company has determined that there has been no required adjustment to the carrying value of the goodwill associated with the acquisition of GiraSolar, B.V.  any future impairment of goodwill could have a material impact on the Company’s financial position and its results of operations.

The results of operations for the year ended December 31, 2006 include the results of GiraSolar, B.V. from its acquisition date of February 21, 2006.  The following unaudited pro forma financial information presents the combined results of operations of GiraSolar, Inc. and GiraSolar B.V. as if the acquisition had occurred as of the beginning of the period presented.  The unaudited pro forma financial information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period.  In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

Years ended December 31,

      2006               2005

Revenues

$62,303,577         $ 13,783,521

Cost of goods sold

  60,995,507

   13,146,981

Gross profit

     1,308,070                636,540

Operating expenses

    3,113,363                  864,749

Operating loss

(1,805,293)

        (228,209)

Other expense, net

      (355,689)                (134,835)

Loss before income taxes

  (2,160,982)

        (363,044)

Income taxes

          21,843

           28,111

Net loss

 $ (2,182,825)  $     (391,155)

Note 13 – Segment Information

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, in respect of its operating segments.  The Company’s reportable segment is production, sale and consultancy in the field of solar energy applications and equipment.

The segment is managed separately because it requires different technology and marketing strategies.  The Company evaluates performance based on the operating earnings of the business unit.  The accounting policies of the segment are the same as those described in the summary of significant accounting policies.  The segment assets include cash, accounts receivable, inventory, and other receivables.  There were no significant intercompany transactions during any of the reported periods.  In determining operating income by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company’s segments.  Segment information for the period February 21, 2006 (date of acquisition) through December 31, 2006 is as follows:

(A)

Net revenues

$ 55,886,830

(B)

Net income for the reportable segment

                       42,588

Net loss for the Company

    (2,184,020)

Reconciliation – Unallocated corporate

expense

                   2,226,608

(C)

Assets for reportable segment                                           $   7,218,634

Other corporate assets                                                             5,722,489

Note 14 – Concentrations

The Company sells its solar products and services to customers in Europe, South East Asia, Canada, the United States and other countries.  For the period February 21, 2006 through December 31, 2006 our revenues were derived approximately as follows:

Europe

$ 27,105,000

South-East Asia

$ 27,386,000

Others

$   1,395,830

For the period February 21, 2006 through December 31, 2006, sales to the Company’s ten largest customers accounted for approximately 90% of the Company’s total revenues.

At December 31, 2006, one customer accounted for 40% of the Company’s revenue, however half of the revenue derived from this customer was attributable to orders that were expected to be fulfilled in 2007 but were fulfilled in 2006 and therefore the revenue  was received earlier than expected.

Note 15 – Foreign Operations

The Company’s operating segment is located in the Netherlands.  Foreign operations are subject to risks inherent in operating under different legal systems and various political economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.  Net assets of foreign operations are 55% of the Company’s total net assets.