Form 10KSB/A
period 2006-12-31
Girasolar, Inc.
filed 2007-09-21
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF

1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

COMMISSION FILE NUMBER: 000-50502

GiraSolar, Inc. DELAWARE 68-0526359 (State of other jurisdiction of (I.R.S. incorporation or organization) Employer Identification No.)

173 Parkland Plaza, Suite B, Ann Arbor, MI 48103

 (Address of principal executive offices)

(734) 418-3004

(Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $0.01 per share

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

FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

PART I

Page Number

Item 1

Description of Business

1

Item 2

Description of Property

19

Item 3

Legal Proceedings

19

Item 4

Submission of Matters to a Vote of Security Holders

19

PART II

Item 5

Market for Common Equity, Related Stockholder Matters and Small Business Issuer

Purchases of Equity Securities

20

Item 6

Management’s Discussion and Analysis or Plan of Operation

20

Item 7

Financial Statements

23

Item 8

Changes in and Disagreements with Accountants or Accounting and Financial

Disclosures

24

Item 8A

Controls and Procedures

24

PART III

Item 9

Directors and Executive Officers of the Registrant

24

Item 10

Executive Compensation

25

Item 11

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

25

Item 12

Certain Relationships and Related Transactions

26

Item 13

Exhibits, Lists and Reports on Form 8-K

27

Item 14

Principal Accountant Fees and Services

27

Signatures

28

Financial Statements

F-1

Exhibits

SAFE HARBOR STATEMENT

This Annual Report on Form 10-KSB (the “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Discussions containing such forward-looking statements may be found in Items 1, and 6 hereof, as well as within this Report generally. In addition, when used in this Report, the words “believes,” “anticipates,” “expects,” “estimates,” “plans,” “intends,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from projected results. We do not undertake any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements attached hereto, including notes and the report of our independent accountants, can be found at page F-1 of this annual report.

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

NAME . . . . . . . . AGE POSITION Peter C. Klamka. . . 38 Chairman of the Board, Chief Executive Officer, President, and Secretary Dennis Brody . . . . 55 Director James D. Tilton, Jr. 45 Director

In August 2007, Mr. Klamka resigned as President, effective August 1 and Mr. James Miller was appointed in his place.  For the past five years, Mr. Miller has provided consulting services to various companies and during the past year has provided consulting services to us.

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

CODE OF ETHICS

      Our board of directors had adopted a code of ethics applicable to persons at our company who are responsible for financial management. A copy of the code of ethics is attached to this Annual Report as Exhibit 14.1.

INDEPENDENT DIRECTORS, AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

      Other than Peter Klamka, all of our directors are independent.  Our board of directors acts as our audit committee. No member of our board of directors is an “audit committee financial expert,” as that term is defined in Item 401(e) of Regulation S-B promulgated under the Securities Act. Until recently, we have conducted limited operations. In light of the foregoing, and on evaluating our internal controls, our board of directors determined that our internal controls are adequate to insure that financial information is recorded, processed, summarized, and reported in a timely and accurate manner in accordance with applicable rules and regulations of the Securities and Exchange Commission. Accordingly, our board of directors concluded that the benefits of retaining an individual who qualifies as an “audit committee financial expert” would be outweighed by the costs of retaining such a person.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Under section 16 of the Exchange Act, our directors and executive officers and beneficial owners of more than 10% of the our common stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in our common stock and derivative securities. Based solely on a review of those reports provided to us and written representations from those persons regarding the necessity to file any such reports, we are not aware of any failures to file reports or report transactions in a timely manner during our fiscal year ended December 31, 2006.

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

During the fiscal year, we had outstanding to Peter Klamka for  accrued salary in the principal amount of $891,665and debt outstanding to Peter Klamka in the aggregate principal amount of $399,346.73 for advances made by him for  financing  since we were formed to fund our operations. The debt, which is evidenced by promissory notes, is payable on the demand of Mr. Klamka and is convertible into shares of our common stock at various rates.  As of December 31, 2006, the entire principal amount of the notes for the advances remained outstanding together with interest of $579 and the entire $891,665 of the principal amount of the notes for accrued salary remained unpaid, of which $466,665 was in default.  At December 31, 2006, the accrued interest outstanding on the note in default was $217,281.  We are currently engaged in negotiations with Mr. Klamka which we expect will result in a reduction of such debt to Mr. Klamka by the possible sale or exchange of such debt.  See Notes 5 and 6 to the Financial Statements.

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

ITEM 13. EXHIBITS

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

14.1 Code of ethics (filed herewith)

21 List of Subsidiaries (filed herewith)

31.1 Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2 Certification of the chief financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1 Certification of the chief executive officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2 Certification of the chief financial officer under 18 U.S.C. section 1350, as adopted in accordance with section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to us for the fiscal years ended December 31, 2006 and 2005   by our principal accountants, , are as follows:

FOR THE YEARS ENDED
DECEMBER 31,

	2006	2005

Audit Fees	$ 2,500	$ 2,500
Audit Related Fees	$ -	$ -
Tax Fees	$ -	$ -
Other Fees	$ -	$ -

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

GiraSolar Inc.

Date: September 21 , 2007 By: /s/James Miller ---------------------- James Miller, President

In accordance with the requirements of the Exchange Act, this report is signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: September 21    ,  2007                                By:     /s/James Miller

                                                                                   -------------------------

                                                                                  James Miller,  President

Date: September 21,  2007                             By:     /s/  James  D. Tilton, Jr.

                                                                                   -----------------------------

                                                                                 James D. Tilton, Jr., Director

Date: September 21,  2007                                  By:     /s/  Dennis  Brody

                                                                                 -----------------------------

                                                                                 Dennis  Brody,  Director

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

Lake Saint Louis, Missouri

September 4, 2007

                                                         Member:  American Institute of Certified Public Accountants

                                                         Registered:  Public Company Accounting Oversight Board  (PCAOB)

F-1

Girasolar, Inc.
(formerly Legend Investment Corporation
Consolidated Balance Sheets

	DECEMBER 31,
	2006	2005

CURRENT ASSETS
Cash	$ 861,574	$ 91
Notes receivable	-	20,000
Accounts receivable, net	4,720,686	-
Inventory	738,879	-
Prepaid expenses	409,107
Investments, held for resale	2,502	40,000
TOTAL CURRENT ASSETS	6,732,748	60,091

Furniture and vehicles, net	24,249	-
Goodwill	3,334,625	-
Customer list, net	2,329,810	-
Due from related parties	426,854	61,939
Tax refunds receivable	63,414	-
Other receivables	29,423	-
	6,208,375	61,939

TOTAL ASSETS	$ 12,941,123	$ 122,030

F-1

Girasolar, Inc.
(formerly Legend Investment Corporation
Consolidated Balance Sheets

	DECEMBER 31,
	2006	2005

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	1,422,298	670,001
Current derivative liability	82,817	-
Accounts payable	390,085	54,031
Customer prepayments	5,816,336	-
Other accruals	675,555	-
Accrued interest	299,273	146,798
Provision for warranty claims	290,214	-
Due to related party	4,024	391,300
TOTAL CURRENT LIABILITIES	8,980,602	1,262,130

MINORITY INTEREST	20,868	-

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock, $0.001 par value, 5,000,000
shares authorized, 1,000,000 Class A shares
issued and outstanding	1,000	1,000
Common stock, $0.01 par value, 1,000,000,000
shares authorized, 35,598,700 and 11,696,200
shares issued and outstanding at December 31,
2006 and 2005	355,987	116,962
Common shares issuable( 2005 -1,375,000)	-	13,750
Subordinated loan	128,679	-
Additional paid-in capital	7,303,120	217,363
Accumulated deficit	(3,784,577)	(1,489,175)
Other comprehensive income(loss)	(64,556)	-
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	3,939,653	(1,140,100)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 12,941,123	$ 122,030

F-1

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

F-1

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

F-1

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

F-1

Interest paid	$106,244	$133,117
Income taxes paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES

Stock issued to acquire Girasolar, B.V.	$5,830,000	$-
Stock issued for debt conversion	$37,500	$-

F-1

GiraSolar, Inc.
(formerly Legend Investment Corporation)
Consolidated Statement of Comprehensive Income

	For the Years Ended
	December 31,
	2006	2005

Net loss	(2,295,402)	(434,880)

Unrealized loss on securities held for sale	(22,569)	--

Gain on exchange rate	39,155	--

Total comprehensive loss	(2,278,816)	(434,880)

F-1

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

EXHIBIT 14.1

CODE OF ETHICS

GiraSolar, Inc.'s mission includes the promotion of professional conduct in the practice of its financial management. Those persons responsible for financial management at GiraSolar, Inc. hold an important and elevated role in corporate governance in that they are uniquely capable and empowered to ensure that the interests of all those involved with GiraSolar, Inc.-including shareholders, employees, customers, and the public-are appropriately balanced, protected and preserved.

This code of ethics provides principles for those persons responsible for GiraSolar, Inc.'s financial management. These persons are expected to adhere to these principles and advocate them. These principles embody rules regarding individual and peer responsibilities, as well as responsibilities to other employees, the public and shareholders. Any violations of this code of ethics may result in disciplinary action.

All those persons responsible for financial management worldwide at GiraSolar, Inc. will do as follows:

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

- Share knowledge and maintain skills important and relevant to GiraSolar, Inc.

- Proactively promote and be an example of ethical behavior as a responsible partner among peers, in the work environment and the community.

- Achieve responsible use of and control over all assets and resources employed or entrusted.

EXHIBIT 21

Subsidiaries of GiraSolar, Inc.

GiraSolar BV, a Netherlands company

Dutch Solar BV, a Netherlands company

GiraMundo BV, a Netherlands company

Gira Solar Turkey Ltd Ste, a Turkey company

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

Date: September 21, 2007 , /s/ James Miller ---------------------------- James Miller (Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

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

Date: September 21, 2007 /s/ Peter Klmaka ------------------------------------ Peter Klamka Chief Financial Officer

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

Dated: September 21, 2007 /s/ James Miller -------------------- James Miller (Principal Executive Officer)

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report of GiraSolar, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Peter Klamka, Chief Financial Officer of the Company, certifies to the best of his knowledge, pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Sec. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) Such Annual Report on form 10-KSB for the year ending December 31, 2006, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Annual Report on Form 10-KSB for the year ending December 31, 2006 fairly presents, in all material respects, the financial condition and result of operations of GiraSolar, Inc.

/s/ Peter Klamka -------------------------- Peter Klamka Chief Financial Officer September 21, 2007