Form 10QSB
period 2007-03-31
Girasolar, Inc.
filed 2007-11-05
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2007 Commission File Number 000-50502

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).          Yes [ ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes [ ]  No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer’s common shares, par value $.01, as of October 25, 2007 is as follows: 36,113,700

CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-QSB may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both as amended. These forward-looking statements are subject to various risks and uncertainties. The forward-looking statements include, without limitation, statements regarding our future business plans and strategies and our future financial position or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will", "may", "believes", "expects", "anticipates", "plans" and "estimates" and for similar expressions. Because forward-looking statements involve risks and uncertainties, there are many factors that could cause the actual results to differ materially from those expressed or implied. These include, but are not limited to, economic conditions. This Quarterly Report on Form 10-QSB contains important cautionary statements and a discussion of many of the factors that could materially affect the accuracy of our forward-looking statements and such statements and discussions are incorporated herein by reference. Any subsequent written or oral forward-looking statements made by us or any person acting on our behalf are qualified in their entirety by the cautionary statements and factors contained or referred to in this section. We do not intend or undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this document or the date on which any subsequent forward-looking statement is made or to reflect the occurrence of unanticipated events.

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

GIRASOLAR, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

March 31, 2007

GiraSolar, Inc.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006

ASSETS

CURRENT ASSETS
Cash	$ 1,654,665	$ 861,574
Notes receivable	-	-
Accounts receivable, net	827,734	4,720,686
Inventory	570,087	738,879
Prepayments	3,809,604	409,107
Investments, held for resale	2,536	2,502
TOTAL CURRENT ASSETS	6,864,626	6,732,748

Furniture and vehicles, net	29,338	24,249
Goodwill	3,334,625	3,334,625
Customer list, net	2,208,613	2,329,810
Due from related parties	528,606	426,854
Tax refunds receivable	144,494	63,414
Other receivables	30,685	29,423
	6,276,361	6,208,375

TOTAL ASSETS	$ 13,140,987	$ 12,941,123

Girasolar, Inc.

Consolidated Balance Sheets (continued)

	(Unaudited)
	March 31,	December 31,
	2007	2006

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes payable	1,472,062	1,422,298
Current derivative liability	110,994	82,817
Accounts payable	356,142	390,085
Customer prepayments	6,371,408	5,816,336
Other accruals	654,886	675,555
Accrued interest	343,613	299,273
Provision for warranty claims	294,106	290,214
Due to related party	4,050	4,024
TOTAL CURRENT LIABILITIES	9,607,261	8,980,602

MINORITY INTEREST	-	20,868

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY(DEFICIT)
Preferred stock, $0.001 par value, 5,000,000
shares authorized, 1,000,000 Class A shares
issued and outstanding	1,000	1,000
Common stock, $0.01 par value, 1,000,000,000
shares authorized, 35,598,700 shares issued
and outstanding at March 31, 2007 and
December 31, 2006	355,987	355,987
Subordinated loan	128,679	128,679
Additional paid-in capital	7,303,120	7,303,120
Accumulated deficit	(4,203,123)	(3,784,577)
Other comprehensive income(loss)	(51,937)	(64,556)
TOTAL STOCKHOLDERS' EQUITY(DEFICIT)	3,533,726	3,939,653

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 13,140,987	$ 12,941,123

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
Consolidated Statements of Operations

	(Unaudited)
	Three months ended March 31,
	2007	2006

REVENUE	$4,876,855	$4,399,538

COST OF REVENUE	4,620,284	4,152,740

GROSS PROFIT	256,571	246,798

EXPENSES:
Selling, general and administrative	682,096	225,285

TOTAL EXPENSES	682,096	225,285

INCOME (LOSS) FROM OPERATIONS	(425,525)	21,513

OTHER INCOME (EXPENSE):
Interest income	-	68
Loss on derivative liability	(28,177)	-
Interest expense	(49,702)	(38,158)

TOTAL OTHER INCOME (EXPENSE)	(77,879)	(38,090)

LOSS BEFORE PROVISION FOR
INCOME TAXES	(503,404)	(16,577)

PROVISION FOR INCOME TAXES	(63,990)	25,475

LOSS BEFORE MINORITY INTEREST	(439,414)	(42,052)

MINORITY INTEREST	(93,924)	(32,886)

NET LOSS	$(345,490)	$(74,938)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	35,598,700	6,404,036

GiraSolar, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(345,490)	$(74,938)
Adjustment to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	121,921	2,077
Issuance of common stock for services		5,500
Change in derivative liability	28,177	-
Notes payable issued for salaries	50,000	50,000
Other comprehensive income	12,619	-
Changes in operating assets and liabilities:
Accounts receivable	3,892,952	2,443,425
Inventory	168,792	(107,250)
Prepayments	(3,400,497)	(697,642)
Tax refund receivable	(81,090)	(60,690)
Other receivables	(1,262)	(134,851)
Accounts payable and accrued expenses	548,458	(344,762)
Provision for warranty claims	-	74,813
Minority interests	(93,924)	67,902

Net cash provided by (used in) operating activities	900,656	1,223,584

CASH FLOWS FROM INVESTING ACTIVITIES:
Notes receivable	-
Investments	-	50,000
Advances to related parties	(101,752)	2,250
Property and equipment additions	(5,813)	(6,592)
Net cash provided by (used in) financing activities	(107,565)	45,658

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party, net	-	371,948
Proceeds from the sale of common stock	-	49,972

Net cash provided by (used in) financing activities		421,920

INCREASE (DECREASE) IN CASH	793,091	1,691,162

CASH, Beginning of year	861,574	119,380

CASH, End of year	$1,654,665	$1,810,542

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:

Interest paid	$49,702	$5,579
Income taxes paid	$-	$-

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

GiraSolar, Inc. is broad based solar energy company with business activities in several segments of the solar value chain ranging from silicon raw material supply to system integration. GiraSolar Inc. was established after Legend Investment Corp. acquired a majority of the Dutch GiraSolar BV group in February 2006 and consequently changed its name to GiraSolar Inc. and abandoned all its previous business activities not related to solar energy. GiraSolar BV- the majority owned subsidiary of GiraSolar Inc. which is operating in the field of solar energy and related products - was established in 2003 in Deventer, the Netherlands by W.M. Koornstra, H.J.M. Keijzer and K.H.J.M. Dirven, three seasoned solar energy entrepreneurs with a track record dating back to 1993 for W.M. Koornstra, involving on-grid and off-grid solar and R&D activities. GiraSolar BV operates two fully owned subsidiaries in the Netherlands (DutchSolar BV and GiraMundo BV) and a 51% owned subsidiary in Turkey (GiraSolar Turkey Ltd. Ste.) and a fully owned sales support office in Spain.

These financial statements include the Company and its subsidiary – GiraSolar, B.V.  The primary activities of GiraSolar, B.V. consist of the production of solar energy equipment; the sale of solar energy applications and equipment; and consultancy of solutions in the field of solar energy applications and equipment.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the three months ended March 31, 2007 of $345,490 and at March 31, 2007, had an accumulated stockholders’ equity of $3,533,726 and a working capital deficit of $2,742,635.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of GiraSolar, B.V. and its two wholly owned subsidiaries and one 51% owned subsidiary, of which the Company has the ability to exercise control and direct operations.  All material intercompany balances and transactions have been eliminated on consolidation.

Revenue Recognition

Revenue is recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements”.  The Company recognizes revenue when the significant risks and rewards of ownership have been transferred to the customer pursuant to applicable laws and regulations, including factors such as when there has  been evidence of a sales arrangement, the performance has occurred, or service have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured.

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

Accrued Product Warranties

The Company’s product warranty accrual reflects management’s estimate of probable liability as a percentage of product sales.  Management establishes product warranty accruals based on historical experience and currently available information.  The provision was established for the year ended December 31, 2005 is based on 1.75% of the sales of GiraMundo B.V. and DutchSolar B.V.  The provision is short-term in nature.  Management has determined that no additional accrual was required for the three months ended March 31, 2007.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Diluted earnings (loss) per share has not been presented since the effect of the assumed conversion of options and warrants to purchase common shares would have an anti-dilutive effect. The Company had no potential common shares equivalents as of March 31, 2007 and 2006.

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

Foreign Currency Translation

GiraSolar, B.V. maintains its books and records in Euros, the currency of the Netherlands.  The Euro is the Company’s functional currency, as the Company’s business activities are located in the Netherlands and dominated in Euros.  Assets, and liabilities are translated into United States Dollars have been made at the rate of $1.3374 (US$), the exchange rate prevailing at March 31, 2007. Revenue and expenses are translated into United States Dollars at the rate of $1.31093, the average exchange rate during the three months ended March 31, 2007.   No representation is made that the Euro amount could have been, or could be converted into US$ at that rate or at any other rate.  Foreign currency translation gains or losses are recorded as other comprehensive income in the stockholders’ equity section of the balance sheet.

Note 2 – Inventories

Inventories of raw materials, consumables, and finished goods are valued at the lower of cost or market, on a first-in, first-out basis.  The market value is determined by individual assessment of the inventories.

Inventory consists of the following at March 31, 2007:

Finished goods

$ 570,087

Note 3 – Accounts Receivable and Allowance For Doubtful Accounts

Trade accounts receivable are presented net of an allowance for doubtful accounts.  The Company estimates the allowance based on an  analysis of specific customers, taking into consideration  the age of accounts and an assessment of the customer’s ability to pay.  The Company has determined based upon these considerations that no allowance for doubtful accounts is required at March 31, 2007.

Note 4 – Furniture and Vehicles

Property and equipment consists of the following at March 31, 2007:

Furniture and fixtures

$ 27,692

Vehicles

     9,471

   37,163

Less – Accumulated depreciation

    (7,825)

 $ 29,338

Note 5 – Notes Payable (Including Related Party)

Notes payable consist of the following at March 31, 2007:

Notes payable to a Company officer bearing interest upon default at

21% per annum. These notes are unsecured and were due on demand,

and are in default at December 31, 2006 and 2005.  These notes were issued for past due compensation for 2002, 2003, and 2004 salary convertible at .02 per share

$466,665

Notes payable to a former employee of the Company.  Notes bear interest upon default at 21% per annum.  These notes are unsecured and are due on demand, and are in default at December 31, 2006 and 2005.  These notes were issued for past due compensation

$127,500

Notes payable to a Company officer, currently non-interest bearing,

bears interest  only upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.02 per share.

This note was issued for 2005 salary past due compensation.

$250,000

Notes payable to a Company officer, currently non-interest bearing,

bears interest only upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.35 per share.

This note was issued for 2006 salary past due compensation.

$175,000

Notes payable to a Company officer, currently non-interest bearing,

bears interest only upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.35 per share.

This note was issued for 2007 salary past due compensation.

$50,000

Notes payable to a Company officer, currently non-interest bearing,

bears interest only upon default at 21% per annum, unsecured and due on demand.  Convertible into common stock at $.02 per share.

This note was issued for expenses advanced to fund operations

$303,362

Notes payable to a Company officer, currently bears interest at 8%,

upon default bears interest at 21%, per annum  unsecured and due on demand.  Convertible into common stock at $.10 per share.

This note was issued for expenses advanced.

$66,985

Notes payable to a Company officer, currently bears interest at 8%,

upon default bears interest at 21% per annum, unsecured and due on demand.  Convertible into common stock at $.10 per share. This note was issued for legal fees advanced.

$29,000

Notes payable to an individual, non-interest bearing, unsecured and due on demand.

  $3,550

Total

          $1,472,062

Other related parties have made a private loan to the Company.  The loan is subordinated to all existing and future liabilities of the Company.  The loan includes interest at 5% annually.  The loan is not yet formalized, and therefore there is no interest accrual at March 31, 2007.  The amount of this loan is $128,679.  This subordinated loan is included in the stockholders’ equity section of the balance sheet.

Note 6 – Related Party Transactions

A total of $57,844 is due from three companies that are controlled by a related Company.

These advances are non-interest bearing and the Company can demand payment at any time.

A total of $470,722 is due from seven companies that are related to GiraSolar, B.V.

These advances are non-interest bearing,

Notes payable to related Parties consist of the following at March 31, 2007:

Notes payable to a Company officer bearing interest upon

default at 21% per annum.  These notes are unsecured

and were due on demand, and are in default at December 31, 2006 and 2005.  These notes were issued for past due compensation for

2002, 2003, and 2004 salary convertible at .02 per share

$466,665

Notes payable to a Company officer, currently non-interest

bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.02 per share.

This note was issued for 2005 salary past due compensation.

$250,000

Notes payable to a Company officer, currently non-interest

bearing, bears interest upon default at 21% per annum,

unsecured and due on demand. Convertible into common

stock at $.35 per share. This note was issued for

2006 salary past due compensation.

$175,000

Notes payable to a Company officer, currently non-interest

bearing, bears interest upon default at 21% per annum,

unsecured and due on demand. Convertible into common

stock at $.35 per share. This note was issued for

2007 salary past due compensation.

$50,000

Notes payable to a Company officer, currently non-interest

bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.02 per share. This note was issued for expenses advanced

$303,362

Notes payable to a Company officer, currently bears interest at 8%, bears interest upon default at 21% per annum,

unsecured and due on demand. Convertible into common

stock at $.10 per share.  This note was issued for

expenses advanced.

$66,985

Notes payable to a Company officer, currently

non-interest bearing, bears interest upon default

at 21% per annum, unsecured and due on  demand.

Convertible into common stock at $.10 per share

This note was issued for legal fees advanced.

$29,000

Total

$1,341,012

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

There were no common stock transactions for the three months ended March 31, 2007

Note 8 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with a Michigan limited liability corporation to advance funds totaling $500,000 in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of December 31, 2006, the Company has only advanced $10,000 on the agreement.  The Company had deemed that this note receivable was uncollectible, and had recorded the balance as a bad debt at December 31, 2006

On June 24, 2005 the Company advanced $10,000 to an information technology company for a period of 120 days.  The Company had deemed that this note receivable was uncollectible, and had recorded the balance as a bad debt at December 31, 2006

Note 9 – Investments

On September 12, 2005 the Company entered into an agreement to invest a total of $400,000 in a combination of stock and cash into a company owning interests in various oil and gas wells situated in Texas.  The investment is to be made over a 60 day period from the date of the signing of the agreement.  The Company as result of the investment will be entitled to receive 30% of the future revenues derived from the properties.  Up to December 31, 2006, the Company had advanced $30,000.  At December 31, 2006, the Company had written-off this investment to operations in the amount of $30,000.

On June 24, 2005 the Company invested $10,000 in QRS/HandMade Recordings Inc. The agreement calls for a total commitment of $1,000,000 for all of the issued capital stock in HandMade, of which $300,000 is to be funded by June 10, 2005.  The Company is presently in default of its obligations under this agreement.   At December 31, 2006, the Company had written-off this investment to operations in the amount of $10,000.

The Company has adopted SFAS 130 as required by the Financial Accounting Standards Board.  SFAS 130 requires that securities that are available for sale be presented at market value on the balance sheet date.  Unrealized gains and losses are recognized as a separate component of stockholders’ equity.  The specific identification method is used in calculating realized gains and losses.  SFAS 130 also requires a statement of comprehensive income which adjusts net income for the unrealized activity.  At December 31, 2006 the fair market value of common equity securities with a cost of $111,753 was $2,502 and at March 31, 200 7the fair market value of such securities was $2,536.  The unrealized loss of $109,251 at December 31, 2006 was included as a component of other comprehensive income.

Note 10 – Contingent liabilities

The Company is not aware of any material contingent liabilities involving the Company.

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

Dutch income taxes have been recorded on the net income of the consolidating entities which are not a fiscal unity for the Dutch income tax. In addition, an income tax refund receivable has been recorded for one of the consolidating Dutch entities, which has a net operating loss.  The receivable is recorded as another asset since it will not be received until that Company has taxable income.

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

The fair market value of the Company’s common stock on February 21, 2006 and October 12, 2006, was used to determine the purchase price of $5,830,000.  The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Current assets	$1,068,935
Property and equipment	6,978
Other assets	217,843
Customer list	2,423,936
Goodwill	3,334,625

Total assets	$7,025,317

Less – Total liabilities	1,222,317

$5,830,000

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of GiraSolar, B.V. were recorded at their estimated fair values at the date of acquisition.

Intangible assets consisting of the customer list will be amortized on a straight-line basis over the estimated useful life of six years.  The fair value of the customer list was based on the estimated discounted net cash flows after income taxes over the estimated life of the customer list.  Amortization of the customer list included in selling, general and administrative expenses for the three months ended March 31, 2007 totaled $121,197.  Amortization expense related to the customer list of GiraSolar, B.V. for the each of the years ending December 31, 2007, through 2011, is estimated to be $403,989, and for the year ending December 31, 2012 is estimated to be $309,865.

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

The results of operations for the three months ended March 31, 2006 include the results of GiraSolar, B.V. from its acquisition date of February 21, 2006.

Note 13 – Segment Information

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, in respect of its operating segments.  The Company’s reportable segment is production, sale and consultancy in the field of solar energy applications and equipment.

The segment is managed separately because it requires different technology and marketing strategies.  The Company evaluates performance based on the operating earnings of the business unit.  The accounting policies of the segment are the same as those described in the summary of significant accounting policies.  The segment assets include cash, accounts receivable, inventory, and other receivables. There were no significant intercompany transactions during any of the reported periods.  In determining operating income by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company’s segments.  Segment information for the three months period ended March 31, 2007 is as follows:

(A)	Net revenues	$4,876,855

(B)	Net loss for the reportable segment	191,679
	Net loss for the Company	(439,411)
	Reconciliation – Unallocated corporate expense	247,732

(C)	Assets for reportable segment	$7,539,865
	Other corporate assets	5,722,320

Note 14 – Concentrations

The Company sells its solar products and services to customers in Europe, South East Asia, Canada, the United States and other countries. For the three months period ended March 31, 2007 our revenues were derived approximately as follows:

Europe

79.80%

South-East Asia

16.50%

Others

  3.70%

For the three months ended March 31, 2007, sales to the Company’s ten largest customers accounted for approximately 90% of the Company’s total revenues.

Note 15 – Foreign Operations

The Company’s operating segment is located in the Netherlands.  Foreign operations are subject to risks inherent in operating under different legal systems and various political economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.  Net assets of foreign operations are 56% of the Company’s total net assets.

Item

2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

Operating Results for the Three Months Ended March 31, 2007 and 2006

Revenues. Revenue for the three months ended March 31, 2007 increased approximately 10.8% from

$4,399,538 for the quarter ended March 31, 2006 to $4,876,855 for the quarter ended March 31, 2007. This increase is primarily attributable to increased sales within the EU through business to business channels.

Gross Profit (Loss). The Company generated gross profit for the first quarter of March 31, 2007 of  $256,571 which represented approximately  5.3% of revenue, as compared to gross profit of $246,798 for the first quarter 2006, which represented approximately 5.6% of revenue for such quarter. The Company attributes its slight decrease in gross profit margin to a spike in buying prices during the first quarter of 2007 of the products that we use and market wide slowing sales due to delays in regulatory reviews in main markets which resulted in lower than anticipated revenue.

Operating Expenses. Our operating expenses during the three months ended March 31, 2007 increased approximately 203% to $682,096 as compared to $225,285 for the three months ended March 31, 2006. This significant increase is the result of our intensified marketing efforts in general, and in Spain and Greece specifically, and incorporates expenses for the establishment of a support office in Logroño, Spain, trade fairs and exhibitions. The expenses also include Management, Selling, General and Administrative expenses in the EU and the USA, of which a large part is attributable to the compensation paid to employees in the USA.

Net Income (Loss). Our net loss during the three months ended March 31, 2007 was $345,490 as compared to $74,938 during the three months ended March 31, 2006. The increase in the loss was mainly caused by the Company’s increased operating expenses and to a lesser extent the higher cost of revenue which was partially offset by the increase in revenue.

Changes in Balance Sheet.

At March 31, 2007, we had current assets of $6,864,626 as compared to $6,732,748 at December 31, 2006, an increase of 2%. Total assets were $13,140,987 at March 31, 2007 as compared to $12,941,123 at December 31, 2006, representing an increase of 3%.

Total liabilities were to $9,607,261 at March 31, 2007 as compared to $8,980,602 at December 31, 2006 and stockholders' equity (deficit) at March 31, 2007 of $3,533,726 as compared to $3,939,653 at December 31, 2006. The increase in liabilities and decrease in stockholders' equity is significantly attributable to management costs in the USA.

Liquidity, Capital Resources and Cash Requirements.

We have historically financed our public company’s operations through the sale of stock and loans from an officer. Operations of our subsidiary are fully financed through its income generating sales activities. For the three months ended March 31, 2007 net cash increased $861,574 from $793,091 at the beginning of the year to $ 1, 654,665 as of March 31, 2007 as compared to an increase of $119,380 for the prior year comparable period with $1,810,542 as of March 31, 2006.  This increase was primarily attributable to cash provided from operating activities which was slightly offset by cash used in financing activities. For the three months ended March 31, 2007 net cash provided by operating activities was $900,656 as compared to $1,223,584 for such quarter in the prior year. The cash provided by operating activities was inline with the execution of pre-paid supply contracts to customers in 2006 as opposed to 2007 and increased accounts receivable. Net cash used in financing for the first quarter of 2007 was ($107,565) as compared to $45,658 for the prior year’s comparable quarter.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

None

Item 3.

Defaults Upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

None

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

Date: November 5, 2007

/s/ Peter Klamka

Peter Klamka, CEO

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB for the quarter ending March 31, 2007 of GiraSolar, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

a)

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

c)

evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of small business issuer’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

November 5, 2007

/s/ Peter Klamka

           Peter Klamka, Principal  Executive Officer  and

  Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of GiraSolar Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending March 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Klamka, CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Klamka

Peter Klamka

CEO

Date: November 5, 2007