Form 10QSB
period 2007-06-30
Girasolar, Inc.
filed 2007-11-05
CIK 1307901

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2007 Commission File Number 000-50502

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

GIRASOLAR, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

June 30, 2007

GiraSolar, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006

Assets

Current assets
Cash	$227,254	$861.574
Accounts receivable, net	441,182	4.720.686
Inventory	983,444	738.879
Prepayments	1,250,091	409.107
Investments, held for resale	2,584	2.502

Total current assets	2,904,555	6.732.748

Furniture and vehicles, net	30,920	24,249
Goodwlll	3,334,625	3,334,625
Customer list, net	2,087,416	2,329,810
Due from related parties	407,815	426,854
Tax refunds receivable	166,747	63,414
Other receivables	31,266	29,423

Total assets	$8,963,344	$12,941,123

GiraSolar, Inc.
Consolidated Balance Sheets (continued)

	(Unaudited)
	June 30,		December 31,
	2007		2006

Liabilities and stockholders' equity

Current liabilities
Bank overdraft	$252,436	$	---
Notes payable	1,525,062		1,422,298
Current derivative liability	139,171		82,817
Accounts payable	223,118		390,085
Customer prepayments	2,049,666		5,816,336
Other accruals	651,704		675,555
Accrued interest	394,268		299,273
Provision for warranty claims	299,670		290,214
Due to related party	4,126		4,024

Total current liabilities	5,539,221		8,980,602

Minority interest	21,458		20,868

Commitments and contingencies	---		---

Stockholders' equity
Preferred stock, $.001 par value, 5,000,000
shares authorized, 1,000,000 Class A shares
issued and outstanding	1,000		1,000
Common stock, $.01 par value, 1,000,000,000
shares authorized, 35,618,700 shares issued
and outstanding at June 30, 2007 and December 31, 2007	356,187		355,987
Subordinated loan	103,002		128,679
Additional paid-in capital	7,316,520		7,303,120
Accumulated deficit	(4,315,193)		(3,784,577)
Other comprehensive income (loss)	(58,851)		(64,556)

Total stockholders' equity	3,402,665		3,939,653

Total liabilities and stockholders' equity	$8,963,344		$12,941,123

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
Consolidated Statement of Operations

(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenue	$8,196,115	$32,238,116	$13,072,970	$36,637,654

Cost of revenue	7,677,013	31,507,282	12,297,297	35,660,022

Gross profit	519,102	730,834	775,673	977,632

Operating expenses
Selling, general and
administrative	318,833	545,499	1,012,829	770,784
Research and development	122,009	---	122,009	---

Total operating expenses	440,842	545,499	1,134,838	770,784

Income (loss) from operations	78,260	185,335	(359,165)	206,848

Other income (expense)
Interest income	12,746	291	12,746	359
Loss on derivative liability	(28,177)	---	(56,354)	---
Interest expense	(64,994	(58,707)	(114,696)	(96,865)

Total other income (expense)	(80,425	(58,416)	(158,304)	(96,506)

Loss before provision for income
taxes	(2,165	126,919	(517,469)	110,342

Provision for income taxes	76,547	77,668	12,557	103,143

Loss before minority interest	(78,712	49,251	(530,026)	7,199

Minority interest	94,514	(89,834)	(590)	(122,720)

Net loss	$(173,226	$(40,583)	$(530,616)	$(115,521)

Basis and diluted loss per share	$-0.00	$-0.00	$-0.01	$-0.01
Weighted average number of
common shares outstanding -
Basic and diluted	35,605,366	13,629,382	35,602,033	13,629,382

GiraSolar, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(530,616)	$(115,521)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	244.596	3,829
Issuance of common stock for services	13,600	41,800
Change in derivative liability	56,354	---
Notes payable issued for salaries	102,764	100,000
Minority interest	590	136,759
Other comprehensive income	5,705	---

Changes in operating assets and liabilities
Accounts receivable	4,279,504	2,505,512
Inventory	(244,565)	(936,828)
Prepayments to vendors	(840,984)	(3,025,621)
Tax refund receivable	(103,333)	(88,569)
Other receivables	(1,843)	(188,152)
Accounts payable and accrued expenses	(86,367)	(1,237,866)
Prepayments from customers	(3,766,670)	5,879,601
Provision for warranty claims		85,259

Net cash provided by (used in) operating activities	(871,265)	3,160,203

Cash flows from investing activities
Notes receivable	19,039	10,000
Investments	(82)	(391)
Advances to related parties	---	(157,421)
Property and equipment additions	(8,873)	(1,752)

Net cash provided by (used in) investing activities	10,084	(149,564)

GiraSolar, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Six months ended
	June 30,
	2007	2006

Cash flows from financing activities
Advances from related party, net	102	219,677
Bank overdraft	252,436	---
Proceeds from notes payable	---	46,971
Decrease in subordinated loan	(25,677)	---
Proceeds from the sale of common stock

Net cash provided by (used in) financing activities	226,861	266,648

Increase (decrease) in cash	(634,320)	3,277,287

Cash, beginning	861,574	119,380

Cash, ending	$227,254	$3,396,667

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

GiraSolar, Inc. is a broad based solar energy company with business activities in several segments of the solar value chain ranging from silicon raw material supply to system integration. GiraSolar Inc. was established after Legend Investment Corp. acquired a majority of the Dutch GiraSolar BV group in February 2006 and consequently changed its name to GiraSolar Inc. and abandoned all its previous business activities not related to solar energy, GiraSolar BV- the majority owned subsidiary of GiraSolar Inc. which is operating in the field of solar energy and related products - was established in 2003 in Deventer, the Netherlands by W.M. Koornstra, H.J.M. Keijzer and K.H.J.M. Dirven, three seasoned solar energy entrepreneurs with a track record dating back to 1993 for W.M. Koornstra, involving on-grid and off-grid solar and R&D activities. GiraSolar BV operates two fully owned subsidiaries in the Netherlands (DutchSolar BV and GiraMundo BV) and a 51% owned subsidiary in Turkey (GiraSolar Turkey Ltd. Ste.) and a fully owned sales support office in Spain.

These financial statements include the Company and its subsidiary – GiraSolar, B.V.  The primary activities of GiraSolar, B.V. consist of the production of solar energy equipment; the sale of solar energy applications and equipment; and consultancy of solutions in the field of solar energy applications and equipment.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the six months ended June 30, 2007 of $530,616 and at June 30, 2007, had an accumulated stockholders’ equity of $3,402,665 and a working capital deficit of $2,634,666.  These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accrued Product Warranties

The Company’s product warranty accrual reflects management’s estimate of probable liability as a percentage of product sales.  Management establishes product warranty accruals based on historical experience and currently available information.  The provision was established for the year ended December 31, 2005 and is based on 1.75% of the sales of GiraMundo B.V. and DutchSolar B.V.  The provision is short-term in nature.  Management has determined that no additional accrual was required for the six months ended June 30, 2007.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Foreign Currency Translation

GiraSolar, B.V. maintains its books and records in Euros, the currency of the Netherlands.  The Euro is the Company’s functional currency, as the Company’s business activities are located in the Netherlands and dominated in Euros.  Assets, and liabilities are translated into United States Dollars have been made at the rate of $1.3627 (US$), the exchange rate prevailing at June 30, 2007. Revenue and expenses are translated into United States Dollars at the rate of $1.32961, the average exchange rate during the six months ended June 30, 2007.   No representation is made that the Euro amount could have been, or could be converted into US$ at that rate or at any other rate.  Foreign currency translation gains or losses are recorded as other comprehensive income in the stockholders’ equity section of the balance sheet.

Note 2 – Inventories

Inventories of raw materials, consumables, and finished goods are valued at the lower of cost or market, on a first-in, first-out basis.  The market value is determined by individual assessment of the inventories.

Inventory consists of the following at June 30, 2007:

Finished goods

$ 983,444

Note 3 – Accounts Receivable and Allowance For Doubtful Accounts

Trade accounts receivable are presented net of an allowance for doubtful accounts.  The Company estimates the allowance based on an analysis of specific customers, taking into consideration  the age of accounts and an assessment of the customer’s ability to pay.  The Company has determined based upon these considerations that no allowance for doubtful accounts is required at June 30, 2007.

Note 4 – Furniture and Vehicles

Property and equipment consists of the following at June 30, 2007:

Furniture and fixtures

$ 30,526

Vehicles

     9,651

   40,177

Less – Accumulated depreciation

   (9,257)

$ 30,920

Note 5 – Notes Payable (Including Related Party)

Notes payable consist of the following at June 30, 2007:

Notes payable to a Company officer bearing interest upon default at 21% per annum.

These notes are unsecured and were due on demand, and are in default at December 31, 2006 and 2005. These notes were issued for past due compensation for 2002, 2003, and 2004 salary, convertible at .02 per share

$466,665

Notes payable to a former employee of the Company bear interest upon default at 21% per annum.  These notes are unsecured and are due on demand, and are in default at December 31, 2006 and 2005.  These notes was issued for past due compensation

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

 stock at $.02 per share. This note was issued for expenses advanced to fund operations

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

$29,000

Notes payable to an individual, non-interest bearing, unsecured and due on demand.

$  3,000

Notes payable to an individual, non-interest bearing, unsecured and due on demand.

$  3,550

Total

          $1,525,062

Other related parties have made a private loan to the Company.  The loan is subordinated to all existing and future liabilities of the Company.  The loan includes interest at 5% annually.  The loan is not yet formalized, and therefore there is no interest accrual at June 30, 2007.  The amount of this loan is $103,002.  This subordinated loan is included in the stockholders’ equity section of the balance sheet.

Note 6 – Related Party Transactions

A total of $57,371 is due from three companies that are controlled by a related Company.  These advances are non-interest bearing and the Company can demand payment at any time.

A total of $350,444 is due from seven companies that are related to GiraSolar, B.V.  These advances are non-interest bearing,

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

$ 66,985

Notes payable to a Company officer, currently non-interest bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.10 per share. This note was issued for legal fees advanced.

$ 29,000

           $1,391,012

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

There were no common stock transactions for the three months ended March 31, 2007

During the second quarter, 2007, the Company issued 20,000 common shares for services rendered totaling $13,600.

Note 8 – Notes Receivable

On April 6, 2005 the Company entered into an agreement with a Michigan limited liability corporation to advance funds totaling $500,000 in exchange for a demand promissory note bearing interest at the rate of 6% per annum.  As of December 31, 2006, the Company has only advanced $10,000 on the agreement.  The Company has deemed that this note receivable is uncollectible, and has recorded the balance as a bad debt at December 31, 2006

On June 24, 2005 the Company advanced $10,000 to an information technology company for a period of 120 days.  The Company has deemed that this note receivable is uncollectible, and has recorded the balance as a bad debt at December 31, 2006

Note 9 – Investments

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

Intangible assets consisting of the customer list will be amortized on a straight-line basis over the estimated useful life of six years.  The fair value of the customer list was based on the estimated discounted net cash flows after income taxes over the estimated life of the customer list.  Amortization of the customer list included in selling, general and administrative expenses for the six months ended June 30, 2007 totaled $242,394.  Amortization expense related to the customer list of GiraSolar, B.V. for the each of the years ending December 31, 2007, through 2011, is estimated to be $403,989, and for the year ending December 31, 2012 is estimated to be $309,865.

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

The results of operations for the six months ended June 30, 2006 include the results of GiraSolar, B.V. from its acquisition date of February 21, 2006.

Note 13 – Segment Information

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, in respect of its operating segments.  The Company’s reportable segment is production, sale and consultancy in the field of solar energy applications and equipment.

The segment is managed separately because it requires different technology and marketing strategies.  The Company evaluates performance based on the operating earnings of the business unit.  The accounting policies of the segment are the same as those described in the summary of significant accounting policies.  The segment assets include cash, accounts receivable, inventory, and other receivables.  There were no significant intercompany transactions during any of the reported periods.  In determining operating income by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered as such items are not allocated to the Company’s segments.  Segment information for the six months period ended June 30, 2007 is as follows:

(A)	Net revenues	$ 13,072,970
(B)	Net income for the reportable segment	1,182
	Net loss for the Company	(530,023)
	Reconciliation – Unallocated corporate expense	531,206

(C)	Assets for reportable segment	$ 3,481,988
	Other corporate assets	5,723,750

Note 14 – Concentrations

The Company sells its solar products and services to customers in Europe, South East Asia, Canada, the United States and other countries.  For the six months period ended June 30, 2007 our revenues were derived approximately as follows:

Europe

98.50%

South-East Asia

  1.00%

Others

    .50%

For the period six months ended June 30, 2007, sales to the Company’s ten largest customers accounted for approximately 90% of the Company’s total revenues.

Note 15 – Foreign Operations

The Company’s operating segment is located in the Netherlands.  Foreign operations are subject to risks inherent in operating under different legal systems and various political economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.  Net assets of foreign operations are 38% of the Company’s total net assets.

Note 16 – Subsequent Event

On  September 28, 2007, the Company’s Chief Executive Officer, director and major shareholder was issued 3,500,000 shares of our common stock in exchange for the conversion by him of all  his shares of the Series A Convertible Preferred Stock and debt evidenced by a note, dated November 2004 in the principal amount of $303,362 together with all accrued interest thereon.  The shares of the Series A Convertible Preferred Stock were converted into 1,250,000 shares of our common stock and the debt evidenced by the note was exchanged for 2,250,000 shares of our common stock. The  shares of Series A Convertible Preferred Stock of the Company, represented fifty percent (50%) of the outstanding shares of the Series A Convertible Preferred Stock of the Company and represented all of the shares of the Series A Convertible Preferred Stock of the Company owned by the Chief Executive Officer, director and major shareholder.

Upon the conversion by the Chief Executive Officer, director and major shareholder  of all of the shares of the Series A Convertible Preferred Stock of the Company that were owned by him into shares of common stock,  ISA BV, a company which is controlled by Mr. Wieland Koornstra , became the sole holder of outstanding shares of the Company’s Series A Convertible Preferred Stock.  Inasmuch as the holders of shares of the Series A Convertible Preferred Stock are entitled to appoint two members of our Board of Directors, the Company’s Bylaws specify that the Board of Directors is to consist of no more than three members and the Company’s Certificate of Incorporation provides that any amendment to any provision of the Company’s Bylaws relating to size of the Board of Directors must be approved by a majority of the outstanding shares of common stock and Series A Convertible Preferred Stock voting together as a class and voting separately, such conversion has resulted in ISA BV, which is fully controlled by Mr. Koornstra, being in a position to appoint a majority of the members of the Board of Directors and therefore to control the management of the Company

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our financial statements and the related notes included in this Form 10-QSB.

OVERVIEW

GiraSolar Inc. is a broad based solar energy company, operating on the basis of virtual chain integration, following a business model by Prof. R. Pieper, which is well suited for young companies in fast changing markets in which flexibility and agility are of paramount importance.

Our company is primarily focused on solar energy and related business activity. Through GiraSolar BV, our operational hub in the Netherlands (EU), we are involved in solar energy product manufacturing, component and system engineering and project development, as well as specific R&D activities. We build on the unique, high quality engineering skills of our team members in GiraSolar BV, who together accumulated decades of solar experience. GiraSolar BV – our subsidiary in the Netherlands – was established in 2003 and acquired by GiraSolar Inc. in 2006.

Since the acquisition of GiraSolar BV and its subsidiaries, the Company continues to move from an entrepreneurial operating mode to that of a growth company. In this respect, significant effort is being made towards the development of policies, procedures and processes to bring greater efficiency and effectiveness to all areas of our business, with an emphasis on technical, commercial and financial evaluation, and of internal procedures and company management.

Prior to this year,, GiraSolar BV's business focus was exclusively on gaining a recognized market position in business-to-business supply of solar energy related products and solutions. Since it has achieved a recognized market position, the Company has placed increased emphasis on value adding market segments, principally in Spain, Greece and Belgium, as well as Africa, the USA and the Netherlands, which will also deploy an incentive program for solar application in 2008. The Company possesses extensive engineering skills which we want to capitalize on now that a broad base for the Company has been achieved and the Company is recognized in the market. We will maintain our focus on volume development through our business-to-business channels, but also address value adding rural electrification needs in developing countries and intensify project development in markets with a favorable incentive program for solar energy. The Company has submitted and will continue to submit proposals under various programs in various countries, both for on-grid electrification projects in the developed countries, as for off-grid applications in developing countries, making use of our engineering skills for solar power plants and exclusive technology such as BattMan, SolAlert and PowerBox for rural electrification projects.

In the past few years, solar energy as a technology has become a more accepted energy generation and supply alternative to conventional sources and continuously more promising markets emerge. We believe GiraSolar is well positioned to profit from significantly rising energy prices and related shortages in developed countries as well as lacking infrastructure in high electricity demand growth areas in developing countries. Regions with an attractive and functional incentive program are the Company's highest priority for high value adding activities.

Operating Results for the Three Months Ended June 30, 2007 and 2006

Revenues. Revenue for the second quarter for 2007 was mainly generated through business to business channels in the EU, which is the world largest solar market with 66% market share on yearly installed system basis. Our revenue for the three months ended June 30, 2007 amounted to $8,196,115 compared to revenue of $32,238,116 for the quarter ended June 30, 2006. The significant decrease in revenue is fully attributed to decreased sales of silicon and derivate products. A large portion of the revenue for the second quarter of 2006 consisted of revenue derived from the sale of silicon goods intended for supply in 2007, which revenue has not been replaced.  Silicon and silicon derivates trade is a capital intensive and low margin activity which the Company adopted for strategic purposes to ensure its supply of solar cells and modules during the height of the silicon supply crisis. Inasmuch as the supply of cells and modules has increased during 2007, we have taken a less active role in silicon trade and therefore sold less silicon and silicon derivate products this year.  However, we do continue to monitor opportunities, maintain our industry relations and continue this activity when appropriate.

Gross Profit (Loss). The Company generated gross profit for the quarter ending June 30, 2007 of $519,102, or approximately 6.3% of revenue. Gross profit as a percent of revenue for the second quarter of 2006 was approximately 2%, which represents an increase of approximately 300% on the percentage of gross profit realized in the second quarter of 2007 as compared with the same period in 2006. We attribute the increased gross profit to improved product and procurement costs as a result of the improved market position of the Company overall and less low margin silicon based business activity. Compared to absolute gross profit of the second quarter 2006, which amounted to $730,834, gross profit however decreased 29%. The Company attributes this decrease to its lower volume of silicon and derivates sales, which we mainly attribute to the early execution of supply contracts in 2006 that were intended for 2007.

Operating Expenses. Our operating expenses during the three months ended June 30, 2007 decreased by approximately 19% to $440,842 as compared to $545,499 for the three months ended June 30, 2006. This significant decrease is mainly the result of a reduction in Selling, General & Administrative cost, despite an increase in direct R&D expenses and increased management related costs in the USA.

Net Income (Loss). Our net loss during the three months ended June 30, 2007 was ($173,226) as compared to ($40,583) during the three months ended June 30, 2006. The increase in net loss was mainly caused by the Company’s increase in direct R&D expenses to $122,009 and a deduction of $94,514 for minority interests, and decreased gross profit resulting from lower sales volume. R&D expenses were mainly incurred for the Company’s ‘GiraSi’ project, which entails the development of a novel silicon production process.

Operating Results for the Six Months Ended June 30, 2007 and 2006

Revenues. Revenue for the six months ended June 30, 2007 amounted to $13,072,970. Revenue was generated 98.50% in the EU, which is the world largest solar market, and 1.5% in South-East Asia and other regions, mainly through business to business channels. The revenue for the six months ended June 30, 2006 was $36,637,654. The current decrease in revenue compared to the same period of 2006 is fully attributed to decreased sales of silicon and derivate products to industry partners in South East Asia. A large part of the revenue for the same period of 2006 consisted of supply of goods intended for supply in 2007, which revenue has not been replaced.

Cost of revenue. Cost of revenue primarily consist of component procurement costs, including raw materials, intermediate products, half-fabricates, solar modules and BOS components, for realization of projects and project supply.

Gross Profit (Loss). The Company generated a gross profit for the six months ending June 30, 2007 of $775,673, or approximately 5.9% of revenue, which represents a growth of approximately 300% in gross profit realized over the same period in 2006. This can be attributed to improved production and procurement costs as a result of our improved strategic position overall and less silicon based business activity with generally low margins. Compared to the absolute gross profit over the same period in 2006 of $977,632, gross profit generated decreased almost 21%. The decrease is substantially attributed to a lower volume of silicon and derivates sales during the six months ended June 30, 2007 due to the early execution of supply contracts for 2007 in 2006.

Operating Expenses. Our operating expenses during the six months ended June 30, 2007 increased by approximately 47% to $1,134.838 as compared to $770,784 for the six months ended June 30, 2006. The significant increase is the result of our expanded team and facilities, intensified marketing efforts which include expenses for the establishment of a support office in Logroño (Spain), preparations for a joint-venture in Drama (Greece), trade fairs and exhibitions, as well as increased direct R&D expenses born by the Company. Direct R&D expenses born by the Company increased from none in the prior year comparable period to $122,009 and are mostly attributable to the Company’s GiraSi- project. The operating expenses also include Selling, General and Administrative expenses in the EU, the USA and Africa, which increased by $242,045 to $1,012,829 from $770,784 in the same period in 2006.

Net Income (Loss). Our net loss during the six months ended June 30, 2007 was ($530,616) as compared to ($115,521) during the six months ended June 30, 2006. The increase in the loss was mainly caused by the Company’s increased operating expenses, increases in interest payable and a loss on a derivative liability of $56,354 and decreased revenue.

Changes in the Balance Sheet

At June 30, 2007, we had current assets of $2,904,555 as compared to $6,732,748 at December 31, 2006, a decrease of 57%. Total assets were $8,963,344 at June 30, 2007 as compared to $12,941,123 at December 31, 2006, representing a decrease of almost 31%. Decreases in assets are in line with the execution of prepaid procurement contracts.

Total liabilities were to $5,539,221 at June 30, 2007 as compared to $8,980,602 at December 31, 2006 and stockholders' equity (deficit) at June 30, 2007 of $3,402,665 as compared to $3,939,653 at December 31, 2006. The decrease in liabilities is in line with the execution of prepaid supply contracts and the decrease in stockholders' equity is significantly attributable to management costs in the USA.

Liquidity, Capital Resources and Cash Requirements.

We have historically financed our public company’s operations through the sale of stock and loans from an officer. During the three month period ending June 30, 2007 we have been able to attract debt financing up to $200,000 from a) an officer of one of our subsidiaries, b) one of our subsidiaries and c) an independent third party. Financing has been on terms the Company deems acceptable. The terms of the agreement do not require the Company to make immediate repayments and provide that the Company, at its option, may repay the principal and/or interest in shares of restricted stock at a moderate discount to market pricing or in cash or a combination of both. It is anticipated that the proceeds derived from the financing will be used to cover backlog and future legal counsel and accounting costs.

For the six months ended June 30, 2007 net cash decreased ($634, 320) from $861,574 at the beginning of the year to $227,254 at the end of the six months as compared to an increase of $3,277,287 for the prior year comparable period with $3,396,667 as of June 30, 2006. The decrease in cash as of June 30, 2007 as compared to the six month ended June 30, 2006 is primarily attributable to a greater use of cash in operations, and to a lesser extent, a decrease in cash provided by investing activities, The increase in cash used in operations for the six months ended June 30, 2007 is in line with execution of (partly) pre-paid supply contracts to customers in 2006 as opposed to 2007  and our increased net loss from operations. Group wide consolidated increases or decreases in net cash of our public company do not necessarily reflect equal increases or decreases in cash of our subsidiary.

Operations of our subsidiary are fully financed through its income generating business activities, supported by bank credit from ING Bank, an internationally operating, major Dutch banking and insurance conglomerate.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Defaults Upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

On  September 28, 2007, Mr. Peter Klamka was issued 3,500,000 shares of our common stock in exchange for the conversion by him of 1,250,000 shares of the Series A Convertible Preferred Stock and debt evidenced by a note, dated November 2004 in the principal amount of $303,362 together with all accrued interest thereon.  The 1,250,000 shares of the Series A Convertible Preferred Stock were converted into 1,250,000 shares of our common stock and the debt evidenced by the note was exchanged for 2,250,000 shares of our common stock. The 1,250,000 shares of Series A Convertible Preferred Stock of the Company, represented fifty percent (50%) of the outstanding shares of the Series A Convertible Preferred Stock of the Company and represented all of the shares of the Series A Convertible Preferred Stock of the Company owned by Mr. Klamka.

Upon the conversion by Mr. Klamka of all of the shares of the Series A Convertible Preferred Stock of the Company that were owned by him into shares of common stock,  ISA BV, a company which is controlled by Mr. Wieland Koornstra , became the sole holder of outstanding shares of the Company’s Series A Convertible Preferred Stock.  Inasmuch as the holders of shares of the Series A Convertible Preferred Stock are entitled to appoint two members of our Board of Directors, the Company’s Bylaws specify that the Board of Directors is to consist of no more than three members and the Company’s Certificate of Incorporation provides that any amendment to any provision of the Company’s Bylaws relating to size of the Board of Directors must be approved by a majority of the outstanding shares of common stock and Series A Convertible Preferred Stock voting together as a class and voting separately, such conversion has resulted in ISA BV, which is fully controlled by Mr. Koornstra, being in a position to appoint a majority of the members of the Board of Directors and therefore to control the management of the Company.

In connection with its reorganization of its corporate structure, on September 24, 2007, the holders of Series A Convertible Preferred Stock, which consisted solely of Mr. Koornstra, voted to appoint Mr. Koornstra, to be the Chairman of the Board of Directors of the Company, effective immediately.  Since 2003, Mr. Koornstra has served, and continues to serve, as the Chief Executive Officer of GiraSolar BV, the Dutch subsidiary of the Company.  In addition, since 2002, Mr. Koornstra has served, and continues to serve, as a director of Girasol International BV, The Netherlands.  Mr. Koornstra is also a shareholder and Chief Executive Officer of ISA BV, a shareholder of both the Company and GiraSolar BV.

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

Peter Klamka, & CEO

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, Peter Klamka, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB for the quarter ending June 30, 2007 of GiraSolar, Inc.;

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

  Principal Financial  Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of GiraSolar Inc., a Delaware corporation (the "Company"), on Form 10-Q for the quarter ending June 31, 2006 as filed with the Securities and Exchange Commission (the "Report"), I, Peter Klamka, CEO, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Peter Klamka

Peter Klamka

CEO

Date: November 5, 2007