Form 10QSB
period 2007-09-30
Girasolar, Inc.
filed 2007-12-21
CIK 1307901

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2007

Commission File Number 000-50502

GiraSolar, Inc.
---------------------------------------------------------
(Exact name of Registrant as specified in its charter)

       Delaware

     68-0526359
------------------------

           ------------------------------------------------
(State of Incorporation)

           (I.R.S. Employer Identification Number)

173 Parkland Plaza, Ste B, Ann Arbor MI 48103
--------------------------------------------------------------
(Address of principal executive offices)

(734) 418-3004
----------------------------------------------------------------
Registrant's telephone number

----------------------------------------------------------------
(Former name, address or fiscal year if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes o No [ X ]

Number of shares of the registrant's common stock outstanding as of December 21, 2007 is: 39,113,700

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

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

GIRASOLAR, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

September, 2007

GiraSolar, Inc.
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30,	December 31,
	2007	2006

Assets

Current assets
Cash	$297,475	$861,574
Accounts receivable, net	903,411	4,720,686
Inventory	1,785,638	738,879
Prepayments	1,311,007	409,107
Investments, held for resale	2,698	2,502

Total current assets	4,300,229	6,732,748

Furniture and vehicles, net	27,279	24,249
Goodwlll	3,334,625	3,334,625
Customer list, net	1,966,220	2,329,810
Due from related parties	432,564	426,854
Tax refunds receivable	204,386	63,414
Other receivables	402,447	29,423

Total assets	$10,667,750	$12,941,123

GiraSolar, Inc,
Consolidated Balance Sheets (continued)

	(Unaudited)		(Audited)
	September 30,		December 31,
	2007		2006

Liabilities and stockholders' equity

Current liabilities
Bank overdraft	$551,720	$	---
Notes payable	1,293,263		1,422,298
Current derivative liability	262,475		82,817
Accounts payable	356,821		390,085
Customer pre-payments	3,541,681		5,816,336
Other accruals	587,209		675,555
Accrued interest	443,870		299,273
Provision for warranty claims	311,225		290,214
Due to related party	4,338		4,024

Total current liabilities	7,352,602		8,980,602

Minority interest	--		20,868

Commitments and contingencies	---

Stockholders' equity
Preferred stock, $,001 par value, 5,000,000 shares authorized,
1,250,000 Class A shares issued and outstanding	1,250		2,500
Common stock, $,01 par value, 1,000,000,000 shares authorized,
39,113,700 shares issued and outstanding
at September 30, 2007 and December 31, 2006	397,187		355,987
Subordinated loan	107,553		128,679
Additional paid-in capital	7,350,520		7,303,120
Accumulated deficit	(4,797,694)		(3,784,577)
Other comprehensive income (loss)	(46,780)		(64,556)

Total stockholders' equity	3,315,148		3,939,653

Total liabilities and stockholders' equity	$10,667,750		$12,941,123

The accompanying notes are an integral part of these financial statements.

GiraSolar, Inc.
Consolidated Statement of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenue	$2,740,787	$15,264,326	$15,813,757	$51,901,980

Cost of revenue	2,352,240	15,200,766	14,649,537	50,860,788

Gross profit	388,547	63,560	1,164,220	1,041,192

Operating expenses
Selling, general and administrative	657,077	362,725	1,669,906	1,133,509
Research and development	61,540	---	183,549	---

Total operating expenses	718,617	362,725	1,853,455	1,133,509

Income (loss) from operations	(330,070)	(299,165)	(689,235)	(92,317)

Other income (expense)
Interest income	145	4	12,891	363
Loss on derivative liability	(123,304)	---	(179,658)	---
Interest expense	(52,095)	(40,386)	(166,791)	(137,251)

Total other income (expense)	(175,254)	(40,382)	(333,558)	(136,888)

Loss before provision for income taxes	(505,324)	(339,547)	(1,022,793)	(229,205)

Provision for income taxes	(22,233)	(48,889)	(9,676)	54,254

Loss before minority interest	(483,091)	(290,658)	(1,013,117)	(283,459)

Minority interest	590	84,995	--	(37,725)

Net loss	$(482,501)	$(205,663)	$(1,013,117)	$(321,184)

Basis and diluted loss per share	$(0.01)	$(0.02)	$(0.03)	$(0.02)
Weighted average number of common
shares outstanding - Basic and diluted	39,113,700	13,629,382	39,113,700	13,629,382

GiraSolar, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended
	September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,013,117)	$(321,184)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation and amortization	368,556	5,484
Issuance of common stock for services	70,600	41,800
Change in derivative liability	179,658
Notes payable issued for salaries	152,764	150,000
Minority interest	(20,868)	74,031
Other comprehensive income	17,776	--

Changes in operating assets
and liabilities
Accounts receivable	3,817,275	(13,326,265)
Inventory	(1,046,759)	(1,092,440)
Prepayments to vendors	(901,900)	(1,407,602)
Tax refund receivable	(140,972)	(176,293)
Other receivables	(373,024)	(74,394)
Accounts payable and accrued
expenses	43,998	4,591,635
Prepayments from customers	(2,274,655)	12,425,728
Provision for warranty claims		280,252

Net cash provided by (used in)
operating activities	(1,120,668)	1,170,752

Cash flows from investing activities
Notes receivable		--
Investments	(196)	--
Advances to related parties	(5,710)	(1,193,320)
Property and equipment
additions	(7,996)	(1,788)

Net cash provided by (used in)
investing activities	(13,902)	(1,195,108)

GiraSolar, Inc.
Consolidated Statements of Cash Flows (continued)
(Unaudited)
	Nine months ended
	September 30,
	2007	2006

Cash flows from financing
activities
Advances from related party, net	314	177,380
Bank overdraft	551,720
Proceeds from notes payable	39,563	72,346
Decrease in subordinated loan	(21,126)

Net cash provided by (used in)
financing activities	570,471	249,726

Increase (decrease) in cash	(564,099)	225,370

Cash, beginning	861,574	91

Cash, ending	$297,475	$225,461

Supplemental information:
Interest paid	$22,194	$99,025
Income taxes paid	$--	$--

Non-cash financing activities:
Notes payable converted to common stock	$18,000	--

Note 1 – Organization and Significant Accounting Policies

Organization and Line of Business

GiraSolar, Inc. is a broad based solar energy company with business activities in several segments of the solar value chain ranging from silicon raw material supply to system integration. The Company’s core business consists of the supply of solar modules and accompanying balance of system components through business-to-business channels. GiraSolar Inc. was established after Legend Investment Corp. acquired a majority of the Dutch GiraSolar BV group in February 2006 and consequently changed its name to GiraSolar Inc. and abandoned all its previous business activities not related to solar energy. GiraSolar BV, the majority owned subsidiary of GiraSolar Inc. which is operating in the field of solar energy and related products, was established in 2003 in Deventer, the Netherlands by W.M. Koornstra, H.J.M. Keijzer and K.H.J.M. Dirven, three seasoned solar energy entrepreneurs. W.M. Koornstra has been involved in on-grid and off-grid solar and R&D activities since 1993. GiraSolar BV operates two fully owned subsidiaries in the Netherlands (DutchSolar BV and GiraMundo BV) and a 51% owned subsidiary in Turkey (GiraSolar Turkey Ltd. Ste.).  We also have a presence in Spain where we have a sales support office and recently established a joint-venture in Addis Ababa (Ethiopia) in which have a 60% interest.

These financial statements include the Company and its subsidiary, GiraSolar, B.V. and its subsidiaries. The primary activities of GiraSolar, B.V. consist of the production of solar energy equipment; the sale of solar energy applications and equipment; and consultancy of solutions in the field of solar energy applications and equipment. In addition, we derive a part of our revenue from the supply of half-fabricates and raw materials.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company incurred a net loss for the nine months ended September 30, 2007 of $1,013,117 and at September 30, 2007, had an accumulated deficit of $4,797,694 and a working capital deficit of $3,052,373. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Accrued Product Warranties

The Company’s product warranty accrual reflects management’s estimate of probable liability as a percentage of product sales.  Management establishes product warranty accruals based on historical experience and currently available information.  During the current year the Company increased the provision by $21,000 from that established during the year ended December 31st, 2005, which   is

based on a percentage of the sales of GiraSolar B.V., GiraMundo B.V. and DutchSolar B.V.  The provision is short-term in nature.  The Company continues to assess its accruals on an ongoing basis and will make adjustments as it deems necessary.

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

Recently Issued Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”.  FIN 48 provides guidance for the recognition, measurement, classification and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that, based on the technical merits, the position will be sustained upon examination and resolution of the related appeals or litigation processes, if any.  A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.  The interpretation is effective for fiscal years beginning after December 15, 2006.  The Company does not expect its adoption of FIN 48 to have a material impact on its consolidated financial portion, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”), “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending December 31, 2007. The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flow.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The effective date to initially recognize the funded status and to provide the required disclosures is for fiscal years ending after December 15, 2006, or the Company’s fiscal year ending December 31, 2007.  The requirement to measure plan assets and benefit obligations is effective for fiscal years ending after December 15, 2008, or the Company’s fiscal year ending September 30, 2009.  The Company does not expect the adoption of this new standard to have a material impact on its consolidated financial position, results of operations or cash flows.

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

Foreign Currency Translation

GiraSolar, B.V. maintains its books and records in Euros, the currency of the Netherlands.  The Euro is the Company’s functional currency, as the Company’s business activities are located in the Netherlands and dominated in Euros.  For practical purposes, assets and liabilities are translated into United States Dollars at the midyear exchange rate of $1.3627 (US$), the exchange rate prevailing at June 30, 2007. Revenue and expenses are translated into United States Dollars at the rate of $1.32961, the midyear average exchange rate on June 30, 2007.   No representation is made that the Euro amount could have been, or could be converted into US$ at that rate or at any other rate.  Foreign currency translation gains or losses are recorded as other comprehensive income in the stockholders’ equity section of the balance sheet.

Note 2 – Inventories

Inventories of raw materials, consumables, and finished goods are valued at the lower of cost or market, on a first-in, first-out basis.  The market value is determined by individual assessment of the inventories.

Inventory consists of the following at September 30, 2007:

Finished goods

$  1,785,638

Note 3 – Accounts Receivable and Allowance For Doubtful Accounts

Trade accounts receivable are presented net of an allowance for doubtful accounts.  The Company estimates the allowance based on an analysis of specific customers, taking into consideration the age of accounts and an assessment of the customer’s ability to pay.  The Company has determined, based upon these considerations, that no allowance for doubtful accounts is required at September 30, 2007.

Note 4 – Furniture and Vehicles

Property and equipment consists of the following at September 30, 2007:

Furniture and fixtures	$ 30,526
Vehicles	9,651
40,177
Less - Accumulated depreciation	(12,898)
$ 27,279

Note 5 – Notes Payable (Including Related Party)

Notes payable consist of the following at September 30, 2007:

Notes payable to a Dutch entity supporting renewable energy and sustained agricultural development (the  “Dutch Entity”) is currently non-interest bearing (the “New Note”).  The New Note is not in default and is convertible into shares of the Company’s common stock at a 25% discount to average of the closing price of previous ten trading days. The New Note replaces notes that were held by Mr. Peter Klamka, a Company Officer (the “Old Notes”).  The Dutch Entity acquired the Old Notes pursuant to the terms of a purchase agreement which provided that, the Dutch Entity would make certain specified payments to Mr. Klamka at certain specified times.  We have agreed to pay the Dutch Entity interest on the amount of each payment made by the Dutch entity to Mr. Klamka until such time as the Dutch Entity is reimbursed for all amounts it paid to Mr. Klamka.  Upon a default of the terms of the purchase agreement, the Old Notes may revert to Mr. Klamka. The Old Notes issued to the Company  officer bear interest upon default at a rate of 21% per annum  are unsecured, are due on demand, and were in default at December 31, 2006 and 2005. These notes were issued for past due compensation for 2002, 2003, and 2004 salary to a  company officer; debt convertible into shares of the Company’s common stock at .02 per share.

$ 466,665
Notes payable to a former employee of the Company. Notes bear interest upon default at 21% per annum. These notes are unsecured and are due on demand, and are in default at December 31, 2006 and 2005. These notes were issued for past due compensation.	127,500
Notes payable to a Company Officer, currently non-interest bearing, bears interest only upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.02 per share. This note was issued for 2005 salary past due compensation.	250,000
Notes payable to Peter Klamka, bears interest only upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.35 per share. This note was issued for 2006 salary past due compensation.	175,000
Notes payable to Peter Klamka, bears interest only upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at$.35 per share. This note was issued for 2007 salary past due compensation.	50,000
Notes payable to Peter Klamka, bears interest only upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at$.35 per share. This note was issued for 2007 salary past due compensation.	50,000
Notes payable to Peter Klamka, currently bears interest at 8%, upon default bears interest at 21%, per annum unsecured and due on demand. Convertible into common stock at$.10 per share. This note was issued for expenses advanced.	66,985
Notes payable to Peter Klamka, currently bears interest at 8%, upon default bears interest at 21% per annum, unsecured and due on demand. Convertible into common stock at $.10 per share. This note was issued for legal fees advanced.	29,000
Notes payable to an individual, non-interest bearing, unsecured and due on demand.	3,000
Notes payable to an individual, non-interest bearing, unsecured and due on demand.	3,550

$1,221,700

Events that occurred during the quarter ended September 30, 2007 that had an impact on our notes payable as reflected  above were as follows:

(a) We entered into an agreement with  Peter Klamka, an individual who was, but no longer is, a Company Officer, resulting in, among other things, elimination of a note payable of $303,362. The eliminated note was bearing 21% interest per annum and convertible into common stock at $0.02 per share;

(b)

An agreement was entered into between Peter Klamka and the Dutch Entity, which effectively transferred the title to a note held by Mr. Klamka  to the Dutch Entity and the Dutch Entity agreed to make certain specified payments to Mr. Klamka at certain specified times. The transferred note (the “Old Note”) of $466,665 was bearing 21% interest per annum and was convertible into common stock at $0.02 per share. Upon transfer of title this note (the “New Note”) is convertible into shares of the Company’s common stock at a 25% discount to the average closing price of the previous 10 trading days of our stock.  In addition, we are obligated to pay the Dutch entity interest in the amount of 8% on all amounts paid to Mr. Klamka by the Dutch Entity until such time as the Dutch Entity is reimbursed for all amounts that it paid to Mr. Klamka.

Events that occurred after the end of the quarter that have an impact on our notes payable

We entered into an agreement with Peter Klamka pursuant to which Mr. Klamka agreed to transfer notes in the principal amounts of $175,000, $50,000, $50,000, $66,985 and $29,000 to the Dutch Entity in exchange for certain cash  payments which  include payments of $250,000 to be made by us prior to December 31, 2008 and December 31, 2009.  The notes are being held in escrow pending fulfillment of the payment obligations in the agreement.  In addition, we agreed to issue an aggregate of 3,500,000 shares of common stock in exchange for a note that was previously transferred from Mr. Klamka to the Company.

Note 6 – Related Party Transactions

A total of $58,066 is due from three companies that are controlled by a related Company.  These advances are non-interest bearing and the Company can demand payment at any time.

A total of $374,498 is due from seven companies that are related to GiraSolar, B.V.  These advances are non-interest bearing.

Notes payable to related parties consist of the following at September 30, 2007:

Notes payable to Peter Klamka, currently non-interest bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.02 per share. This note was issued for 2005 salary past due compensation.	$250,000
Notes payable to Peter Klamka, currently non-interest bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.35 per share. This note was issued for 2006 salary past due compensation.	175,000
Notes payable to Peter Klamka, currently non-interest bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.35 per share. This note was issued for 2007 salary past due compensation	50,000
Notes payable to Peter Klamka, currently non-interest bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.35 per share. This note was issued for 2007 salary past due compensation.	50,000
Notes payable to Peter Klamka, currently bears interest at 8%, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.10 per share. This note was issued for expenses advanced.	66,985
Notes payable to Peter Klamka, currently non-interest bearing, bears interest upon default at 21% per annum, unsecured and due on demand. Convertible into common stock at $.10 per share. This note was issued for legal fees advanced.	29,000
$620,985

Subsequent event having an effect on our related party transactions.

In November the Company’s Board of Directors and management experienced changes such that the officer who holds many of the notes listed in this section is no longer an officer of the Company or a related party. See Note 16 “Subsequent Event” for a more detailed discussion of this event.

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

During the first quarter, 2006, the Company issued 5,000,000 common shares to purchase 51% of the outstanding common shares of GiraSolar, B.V. The shares were valued at market and totaled $580,000.

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

During the fourth quarter, 2006, the Company issued an additional 7,500,000 common shares to complete the purchase of 51% of the outstanding shares common of GiraSolar, B.V. The shares were valued at market and totaled $5,250,000.

During the fourth quarter, 2006, the Company issued 500,000 common shares for services rendered totaling $350,000.

There were no common stock transactions for the three months ended March 31, 2007

During the three months ending June 30, 2007, the Company issued 20,000 common shares for services rendered totaling $13,600.

During the three months ending September 30, 2007, the Company issued 260,000 common shares for debt retirement totaling $18,000, and 150,000 common shares for services totaling $57,000.

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

The fair market value of the Company’s common stock on February 21, 2006 and October 12, 2006, was used to determine the purchase price of $5,830,000. The purchase price was allocated to tangible and intangible assets and liabilities at the date of acquisition as follows:

Current assets	$ 1,068,935
Property and equipment	6,978
Other assets	217,843
Customer list	2,423,936
Goodwill	3,334,625

Total assets	$ 7,025,317

Less – Total liabilities	(1,222,317)

$ 5,830,000

The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of GiraSolar, B.V. were recorded at their estimated fair values at the date of acquisition.

Intangible assets consisting of the customer list will be amortized on a straight-line basis over the estimated useful life of six years. The fair value of the customer list was based on the estimated discounted net cash flows after income taxes over the estimated life of the customer list. Amortization of the customer list included in selling, general and administrative expenses for the nine months ended September 30, 2007 totaled $242,394. Amortization expense related to the customer list of GiraSolar, B.V. for the each of the years ending December 31, 2007, through 2011, is estimated to be $403,989, and for the year ending December 31, 2012 is estimated to be $309,865.

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

The results of operations for the nine months ended September 30, 2006 include the results of GiraSolar, B.V. from its acquisition date of February 21, 2006.

Note 13 – Segment Information

The Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information”, in respect of its operating segments.  The Company’s reportable segment is production, sale and consultancy in the field of solar energy applications and equipment.

The segment is managed separately because it requires different technology and marketing strategies.  The Company evaluates performance based on the operating earnings of the business unit.  The accounting policies of the segment are the same as those described in the summary of significant accounting policies.  The segment assets include cash, accounts receivable, inventory, and other receivables.  There were no significant intercompany transactions during any of the reported periods.  In determining operating income by reportable segment, general corporate expenses and other income and expense items of a non-operating nature are not considered, as such items are not allocated to the Company’s segments.  Segment information for the nine months period ended September 30, 2007 is as follows:

(A)	Net revenues	$ 15,813,757
(B)	Net income for the reportable segment	28,302
	Net loss for the Company	(1,013,117)
	Reconciliation – Unallocated corporate expense	984,815

(C)	Assets for reportable segment	$ 5,308,764

Other corporate assets	5,358,986

Note 14 – Concentrations

The Company sells its solar products and services to customers in Europe, South East Asia, Canada, the United States and other countries.  For the three months period ended September 30, 2007 our revenues were derived approximately as follows:

Europe

88.00%

Asia

12.00%

Note 15 – Foreign Operations

The Company’s operating segment is located in the Netherlands. Foreign operations are subject to risks inherent in operating under different legal systems and various political economic environments.  Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.  Net assets of foreign operations are 49% of the Company’s total net assets.

Note 16 – Subsequent Event

The Company has recently gone through significant changes in its management and Board of Directors. The current management and Board are in process of reviewing past actions and transactions under the Company’s former leadership, in order to become fully acquainted with the Company’s history.

The Company entered into an agreement with Peter Klamka, pursuant to which Mr. Klamka agreed to transfer notes in the principal amounts of $175,000, $50,000, $50,000, $66,985 and $29,000 to the Dutch Entity in exchange for certain cash  payments which  include payments of $250,000 to be made by us prior to December 31, 2008 and December 31, 2009.  The notes are being held in escrow pending fulfillment of the  payment obligations in the agreement. In addition, we agreed to issue an aggregate of 3,500,000 shares of common stock in exchange for a note that was previously transferred from Mr. Klamka to the Company.

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

Prior to this year,, GiraSolar BV's business focus was exclusively on gaining a recognized market position in business-to-business supply of solar energy related products and solutions. Since it has achieved a recognized market position, the Company has placed increased emphasis on value adding market segments, principally in Spain, Greece and Belgium, as well as Africa, the USA and the Netherlands, which will also deploy an incentive program for solar application in 2008. The Company possesses extensive engineering skills which we want to capitalize on now that a broad base for the Company has been achieved and the Company is recognized in the market. We will maintain our focus on volume development through our business-to-business channels, but also address value adding rural electrification needs in developing countries and intensify project development in markets with a favorable incentive program for solar energy. The Company has submitted and will continue to submit proposals under various programs in various countries, both for on-grid electrification projects in the developed countries, as for off-grid applications in developing countries, making use of our engineering skills for solar power plants and systems and exclusive technology such as BattMan, SolAlert and PowerBox for rural electrification projects.

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

Operating Results for the Three Months Ended September 30, 2007 and 2006

Revenues. Revenue for the third quarter for 2007 was mainly generated through business to business channels in the EU, which is the world largest solar market with 66% market share on yearly installed system basis. Our revenue for the three months ended September 30, 2007 amounted to $2,740,787 compared to revenue of $15,264,326 for the quarter ended September 30, 2006. The significant decrease in revenue is partly attributed to decreased sales of silicon and derivate products as well as slower than expected market development in key markets like Spain and Greece and generally reducing sales in Germany, which formerly was the driving force behind solar market growth. Additionally the Company has chosen to divert working capital to infrastructural improvements in target areas, to R&D and to legal and accounting, which - due to the nature of our presently available funds – leads to less available working capital for revenue generation.

Grant Revenue. The Company recognized no grant revenue in the three months ended September 30, 2007. The company has been awarded an investment subsidy of approximately $600,000 for the execution of a rural electrification project. The subsidy was acquired through the Dutch Government financed PSOM-program, which is executed under the authority of the EVD by SenterNovem. Revenue recognition will take place when deemed appropriate following progress of the project, which is in its start-up phase. Further grant revenue has been realized under the Dutch Government sponsored WBSO-program which stimulates R&D and Innovation within small and medium enterprises. These grants however consist of tax benefits on labor costs, which will not be recognized separately.

Gross Profit (Loss). The Company generated gross profit for the quarter ending September 30, 2007 of $388,547, or approximately 14.2% of revenue. Gross profit as a percent of revenue for the third quarter of 2006 was approximately 0.42%, which represents an increase of approximately 3,288% as compared with the same period in 2006. We attribute the increased gross profit to an increased percentage of revenue derived from end-products such as solar modules and BOS components, to improved product and procurement costs as a result of the improved market position of the Company overall and less low margin silicon based business activity. Compared to absolute gross profit of the third quarter 2006, which amounted to $63,560, gross profit for the third quarter however increased approximately 511.3% to $388,547. The Company attributes this increase to the higher percentage of sales derived from end-products such as solar modules and BOS components and to its lower volume of silicon and derivates sales.

Operating Expenses. Our operating expenses during the three months ended September 30, 2007 increased with approximately 98% to $718,617 as compared to $362,725 for the 3 months ended September 30, 2006. This significant increase is mainly the result of an increase in Selling, General & Administrative cost and increase in direct R&D expenses and increased management related costs in the USA and in general.

Net Income (Loss). Our net loss during the three months ended September 30, 2007 was ($482,501) as compared to ($205,663) during the three months ended September 30, 2006. The increase in net loss was mainly caused by the Company’s decrease in revenue, increase in selling, general and administrative expenses, increase in direct R&D expenses to $61,540 and a loss of $123,304 on a derivative liability and decreased gross profit resulting from lower sales volume. R&D expenses were mainly incurred for the Company’s ‘GiraSi’ project, which entails the development of a novel silicon production process and renewal of the Company’s stake in the ClickFit patenting.

Operating Results for the Nine Months Ended September 30, 2007 and 2006

Revenues. Revenue for the nine months ended September 30, 2007 amounted to $15,813,757. Revenue was generated 98.50% in the EU, which is the world largest solar market, and 1.5% in South-East Asia and other regions, mainly through business to business channels. The revenue for the nine months ended September 30, 2006 was $51,901,980. The current decrease in revenue compared to the same period of 2006 is almost fully attributed to decreased sales of silicon and derivate products to industry partners in South East Asia. A large part of the revenue for the same period of 2006 consisted of supply of goods intended for supply in 2007, which revenue has not been replaced significantly.

Grant Revenue. The Company recognized no grant revenue in the nine months ended September 30, 2007. The Company has been awarded an investment subsidy of approximately $600,000 for the execution of a rural electrification project. The subsidy was acquired through the Dutch Government financed PSOM-program, which is executed under the authority of the EVD by SenterNovem. Revenue recognition will take place when deemed appropriate following progress of the project, which is in its start-up phase. Further grant revenue has been realized under the Dutch Government sponsored WBSO-program which stimulates R&D and Innovation within small and medium enterprises. These grants however consist of tax benefits on labor costs, which will not be recognized separately.

Cost of revenue. Cost of revenue primarily consist of component procurement costs, including raw materials, intermediate products, half-fabricates, solar modules and BOS components, for realization of projects and project supply.

Gross Profit (Loss). The Company generated a gross profit for the nine months ending September 30, 2007 of $1,164,220, or approximately 7.4% of revenue, which represents a growth of approximately 270% over the same period in 2006. This can be attributed to improved production and procurement costs as a result of our improved strategic position overall and less silicon based business activity with generally low margins and a relatively increased share of revenue generated from more value adding end-products such as solar modules and BOS components. Compared to the absolute gross profit over the same period in 2006 of $1,041,192, gross profit generated increased to 11.81%. The increase is fully attributed to a higher volume of sales derived from end-products during the nine months ended September 30, 2007 and less high volume but low margin silicon and derivate sales.

Operating Expenses. Our operating expenses during the nine months ended September 30, 2007 increased by approximately 63.5% to $1,853,455 as compared to $1,133,509 for the nine months ended September 30, 2006. The significant increase is the result of our expanded team and facilities, intensified marketing efforts which include expenses for the establishment of a support office in Logroño (Spain), preparations for a joint-venture in Greece, frequent trade fairs and exhibitions, as well as increased direct R&D expenses born by the Company. Direct R&D expenses born by the Company increased from none in the prior year comparable period to $183,549 and are mostly attributable to the Company’s GiraSi- project. The operating expenses also include Selling, General and Administrative expenses in the EU, the USA and Africa, which increased by $536,397 to

$1,669,455 from $ 1,133,509 in the same period in 2006, which include costs incurred by our subsidiary in efforts to streamline its activities with GiraSolar Inc.

Net Income (Loss). Our net loss during the nine months ended September 30, 2007 was ($1,013,117) as compared to ($321,184) during the nine months ended September 30, 2006. The increase in the loss was mainly caused by the Company’s decrease in revenue, increased operating expenses including selling, general and administrative expenses and R&D, increases in interest payable and a loss on a derivative liability of ($179,658).

Changes in the Balance Sheet

At September 30, 2007, we had current assets of $4,300,229 as compared to $6,732,748 at December 31, 2006, a decrease of approximately 36%. Total assets were $10,667,750 at September 30, 2007 as compared to $12,941,123 at December 31, 2006, representing a decrease of almost 17.6%. Decreases in assets are in line with the execution of prepaid procurement contracts. Total liabilities were to $7,352,602 at September 30, 2007 as compared to $9,001,470  at December 31, 2006 and stockholders' equity at September 30, 2007 was $3,011,786 as compared to $3,939,653 at December 31, 2006. The decrease in liabilities is in line with the execution of prepaid supply contracts; further the decrease in stockholders' equity is significantly attributable to losses incurred, significantly attributed management and directly related costs in the USA.

Liquidity, Capital Resources and Cash Requirements.

We have historically financed our public company’s operations through the sale of stock and loans from an officer. During the three month period ending September 30, 2007 we have been able to attract debt financing up to $200,000 from a) an officer of one of our subsidiaries, b) one of our subsidiaries and c) an independent third party. Financing has been on terms the Company deems acceptable. The terms of the agreement do not require the Company to make immediate repayments and provide that the Company, at its option, may repay the principal and/or interest in shares of restricted stock at a moderate discount to market pricing or in cash or a combination of both. It is anticipated that the proceeds derived from the financing will be used to cover backlog and future legal counsel and accounting costs.

For the nine months ended September 30, 2007 net cash decreased ($564,099) from $861,574 at the beginning of the year to $297,475 at the end of the nine months as compared to an increase of $225,370 for the prior year comparable period with $225,461 as of September 30, 2006. The increase in cash ending balance as of September 30, 2007 as compared to the nine month ended September 30, 2006 is primarily attributable to a more efficient use of cash in higher gross profit generating operations, despite a general drop in revenue. The increase in cash used in operations for the nine months ended September 30, 2007 is in line with execution of (partly) pre-paid supply contracts to customers in 2006 and our higher gross profit on revenue realized. Cash provided by financing increased as of September 30, 2007 as compared to the same period in 2006. Group wide consolidated increases or decreases in net cash of our public company do not necessarily reflect equal increases or decreases in cash of our subsidiary.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, the Certifying Officers carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007. Their evaluation was carried out with the participation of other members of the Company’s management. Based upon their evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective.

The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Certifying Officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with the authorization of the Company’s Board of Directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements. There has been no change in the Company’s internal control over financial reporting that occurred in the quarter ended September 30, 2007 , that has materially affected, or is reasonably likely to affect, the Company’s internal control over financial reporting.

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

Item 2 .

Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.

Defaults Upon Senior Securities

N/A

Item 4.

Submission of Matters to a Vote of Security Holders

None

Item 5.

Other Information

Inasmuch as the holders of shares of the Series A Convertible Preferred Stock are entitled to appoint two members of our Board of Directors, the Company’s Bylaws specify that the Board of Directors is to consist of no more than three members and the Company’s Certificate of Incorporation provides that any amendment to any provision of the Company’s Bylaws relating to size of the Board of Directors must be approved by a majority of the outstanding shares of common stock and Series A Convertible Preferred Stock voting together as a class and voting separately, which results in ISA BV, which is fully controlled by Mr. Koornstra, being in a position to appoint a majority of the members of the Board of Directors and therefore to control the management of the Company.

On November 6th, 2007, and in connection with its ongoing reorganization of its corporate structure, the holders of Series A Convertible Preferred Stock, which consisted solely of Mr. Koornstra, voted to appoint Mr. F.A. Gerwig, to be member of the Board of Directors of the Company, effective immediately and therewith replacing Mr. D. Brody as a valued long term member of the Board of Directors. This action was taken in an effort to create a more diversified board with additional skills in the fields of financial and general management as well as organization, which are deemed necessary to take our company through its next phase of development. More specifically, during his appointment, Mr. Gerwig will assist us in our registration of our stock on the OTCBB, the reorganization of our corporate structure and a review of the administration of, past and present events within, the Company. Mr. Gerwig, age 45, is a Dutch national with international experience. He is engaged as consultant with Ordina, an internationally operating consultancy company. Prior thereto, he worked with several consultancy firms and his work has involved projects for the Dutch equivalent of the IRS and major banks. Mr. Gerwig has held and/or holds security clearances for certain Dutch Government ministries as well as financial and other high profile institutions. Mr. Gerwig further holds the Dutch title of ‘Ingenieur’ obtained from the Van Hall-Larenstein Institute and a MSc. degree in Finance & Control.

The current Board of Directors of GiraSolar Inc. as at November 6th, 2007, consists of:

-

Mr. W.M. Koornstra (Chairman)

-

Mr. J. Tilton

-

Mr. F.A. Gerwig

Following to the appointment of Mr. Gerwig, the Board of Directors of the Company assembled in a Special Board Meeting on November 12th, 2007, in this meeting reviewed events in the Company’s recent history and - based on preliminary conclusions - decided to relieve Mr. P. Klamka of all his remaining duties and temporarily appointed Mr. James Miller to all vacant positions until a suitable replacement is found.

Other members of management will be actively sought and appointed as soon as possible.

Item 6.

Exhibits and Reports on Form 8-K

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
32.1	Section 1350 Certification of Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Girsolar, Inc.

Dated: December 21, 2007

s/s  James Miller

President

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

I, James Miller, certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB for the quarter ending September 30, 2007 of GiraSolar, Inc.;

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

disclosed in this report any changes in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting.

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

December 21, 2007

/s/ James Miller

____________________               James Miller, Principal Executive Officer and

Principal Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of GiraSolar Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the quarter ending September 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), I, James Miller, President, of the Company, certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to my knowledge:

1. The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James Miller

James Miller

Principal Executive Officer and

Principal Financial Officer

Date: December 21, 2007